Form 10-K405
period 1999-09-25
CHARLOTTE RUSSE HOLDING INC
filed 1999-12-23
CIK 1092006

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 23, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   -----------

                           COMMISSION FILE NUMBER 0-27677

                                   -----------

                          CHARLOTTE RUSSE HOLDING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                       33-0724325
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

                   4645 MORENA BOULEVARD, SAN DIEGO, CA 92117
   (Address, including Zip Code, of Registrant's Principal Executive Offices)

                                 (858) 587-1500
              (Registrant's Telephone Number, Including Area Code)

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of Each Class)

                                   -----------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

================================================================================

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $53,805,900 as of December 15, 1999 based upon the closing sale price per share of the registrant's common stock as reported on the NASDAQ National Market on such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of December 15, 1999, 20,136,980 shares of common stock, $0.01 per share par value, of the registrant were outstanding.

                                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's prospectus filed pursuant to Rule 424(b)(1) of the Securities Act of 1933 are incorporated by reference into Part IV.

                                   -----------

         The Charlotte Russe--Registered Trade Mark-- stylized trademark referred to in this Form 10-K is federally registered in the United States and the [HEART, MOON, STAR]--TM--, nonstylized Charlotte Russe--TM-- and Charlotte's Room--TM-- trademarks referred to in this Form 10-K are subject to pending applications for registration. These trademarks are the property of Charlotte Russe Holding, Inc. or it subsidiaries. The Rampage--Registered Trade Mark-- trademark referred to in this Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Clothing Company. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

         We are a rapidly growing mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women between the ages of 15 and 35. We have two distinct store concepts, "Charlotte Russe" and "Rampage," and operated a total of 96 stores as of the end of fiscal 1999. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers from a broad range of socioeconomic, demographic and cultural profiles. In addition, our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Our success is dependent upon our ability to anticipate, identify and capitalize upon the fashion preferences of our target customers.

         Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature emerging fashion trends and thus appeal to women with a flair for making fashion statements who are willing to pay somewhat higher prices to create a cutting-edge look. Our stores are located predominately in high visibility, center court mall locations in spaces that average approximately 7,500 square feet. These stores, which are generally twice as large as those of most of our mall-based competitors, are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection.

         Our broad assortment of merchandise is centered around styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally 20% to 30% less than prices for comparable items offered by most of our direct mall-based competitors. Over 80% of our Charlotte Russe merchandise is sold under the Charlotte Russe label and over 90% of our Rampage merchandise is sold under our proprietary [HEART, MOON, STAR] label. The remainder of our merchandise consists of nationally-recognized brands popular with our customers.

         We opened our first store in 1975 in Carlsbad, California and slowly expanded to 35 stores in southern California, Arizona and Nevada by the end of fiscal 1996. In September 1996, we were acquired by two funds, SK Investment Fund, L.P. and The SK Equity Fund, L.P. (collectively, the "SKM Funds"), managed by Saunders Karp & Megrue, L.P., a private equity investment firm, and Bernard Zeichner, our Chairman, Chief Executive Officer and President. Following the acquisition, we implemented a series of strategic initiatives to position us to support an accelerated national store roll-out, including:

         - hiring a number of senior executives with national retail experience to complement our senior management team;

         -        substantially upgrading our management information systems;

         - adding a second store concept by acquiring 16 Rampage stores in five states; and

         - consolidating our corporate and distribution center operations into a modern 125,000 square foot facility in San Diego.

         These initiatives, together with superior store economics that on average have historically generated a cash return on investment in excess of 90% in the first year of operation, have allowed us to grow significantly since our acquisition. There can be no assurance that our new stores will obtain this level of performance in the future, and our continued high growth expansion could strain our resources. As of the end of fiscal 1999, we operated 96 stores throughout 15 states and Puerto Rico, an increase of 61 stores since our acquisition at the beginning of fiscal 1997. Our net sales increased to $177.5 million in fiscal 1999 from $70.7 million in fiscal 1996, representing a compound annual growth rate of 35.9%.

OUR BUSINESS STRATEGY DIFFERENTIATES US FROM OUR COMPETITORS.

         The elements of our business strategy combine to create a merchandise assortment that appeals to consumers from a broad range of socioeconomic, demographic and cultural profiles and that differentiates us from our competitors. We believe this broad consumer appeal, coupled with our superior new store cash returns on investment, creates a highly portable store concept and a significant opportunity for growth. The principal elements of our business strategy include the following:

          OFFER CONSISTENT VALUE PRICING. We offer a broad assortment of fashionable, quality merchandise at prices generally 20% to 30% below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $18.25 and $29.00. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that has enabled us to build a broad and loyal base of customers.

          MAINTAIN DISTINCT BRAND IMAGES. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments and in-store visual merchandising. We also enhance brand recognition by offering over 80% of our Charlotte Russe merchandise under the Charlotte Russe label and over 90% of our Rampage merchandise under our proprietary [HEART, MOON, STAR] label. We believe that the strength of our private label merchandise, along with other nationally branded merchandise, provides opportunities for expansion of our current merchandise categories and entry into new product categories.

          TARGET A HIGHLY DESIRABLE MARKET. Our stores and fashionable merchandise target women between the ages of 15 and 35, a broad and large group that is expected to grow over the next ten years. We believe that our target population spent a total of $28.1 billion on apparel in 1998, up from $25.7 billion in 1995. While our target customer base is expected to grow, the teenage and early twenties population, a core group of our target market, is expected to grow at a rate faster than that of the overall United States population according to the United States Census Bureau. We believe that an increase in minimum wage, higher employment and easier access to credit cards will continue to contribute to substantial growth in the buying power of our target market.

          OFFER BROAD, EXCITING MERCHANDISE ASSORTMENT. Our merchandising strategy is founded on offering a broad assortment of apparel and accessories that conveys a consistent fashion attitude. Our merchandise includes ready-to-wear apparel such as knit and woven tops, dresses, shorts, pants and skirts, as well as accessories such as shoes, handbags and jewelry that enable our customers to create distinct ensembles complemented by color coordinated and fashion-forward items. Our merchandise assortment is voguish enough to attract teenage customers and yet stylish enough to retain those women as they mature into young adults. We maintain a fresh and exciting shopping environment by frequently introducing new merchandise into our stores and by regularly updating our merchandise displays. In addition, our stores on average exceed 7,500 square feet and thus provide a comfortable and spacious environment that accentuates the breadth of our merchandise offerings.

          CAPITALIZE ON STRONG STORE ECONOMICS. Based on our experience with recent store openings, we estimate that the average net investment to open a new store is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During their first year of operations, our new stores opened during fiscal 1997 and 1998 generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $400,000, or more than 22.0% of net sales. Accordingly, these stores generated an average cash return on investment in excess of 90% in their first year of operations, although there can be no assurance that our new stores will obtain these levels in the future.

          LEVERAGE HIGHLY EXPERIENCED MANAGEMENT TEAM. We believe our senior management team combines a unique blend of experience with the company and other national growth retailers. Following our acquisition in September 1996, Mr. Zeichner recruited eight members of our highly experienced management team, who have participated in the successful national expansion of retailers such as Contempo Casuals, Guess? and Price Club. As a group, these officers currently have an average of over 19 years of retail experience. These new managers complemented our core group of buying and operations managers who had participated in the evolution and growth of the Charlotte Russe concept and who currently have an average of over 16 years of retail experience with us. The successful integration of these distinct skill sets has produced a unique corporate culture that leverages the talents of each group. Our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program.

          ACTIVELY MANAGE INVENTORY. The cornerstone of our merchandising strategy is our test-and-reorder philosophy. This strategy allows us to minimize our inventory risk by ordering small quantities of fashion merchandise to test customer acceptance before placing larger purchase commitments. Our test-and-reorder strategy is successful in large part because we deal primarily with domestic vendors, which in management's experience has generally resulted in short lead times of three to six weeks. These short lead times, together with our ability to monitor store sales on a daily basis, permit us to quickly react to sell-through trends and fashion preferences. We have one of the highest inventory turn rates in the industry and we believe that our approach to managing our merchandise mix has contributed to strong gross margins and lower-than-average markdown rates.

WE INTEND TO BECOME A LEADING NATIONAL SPECIALTY RETAILER.

         Our long-term objective is to become a leading national specialty retailer of affordable fashion-forward apparel and accessories to youthful-minded women. We intend to achieve this objective by pursuing an aggressive store opening campaign and by expanding the breadth of our product categories.

          OPEN NEW STORES. In connection with our acquisition in 1996, we initiated a program to accelerate the rate of our new store openings and to expand our operations to areas outside our core markets of southern
California, Arizona and Nevada. Since that time, we have more than doubled our store base from 35 stores to 96 stores throughout 15 states and Puerto
Rico as of the end of fiscal 1999. Based on this successful track record, favorable demographic trends and a solid infrastructure, we believe we are well positioned for accelerated growth over the next several years. Our plan is to open approximately 30 stores during fiscal 2000, for which we have already completed our site selection and evaluation process. We expect to open new stores in existing markets as well as in markets in which we currently do not have a presence. We believe that our Charlotte Russe and Rampage stores are highly portable store concepts that achieve superior new store cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Our Charlotte Russe stores, for instance, have generated similar store-level operating cash flow margins across a variety of mall types throughout different geographic regions. In addition, we continually review our store base and have identified two underperforming stores that we are considering closing prior to the end of fiscal 2000.

          EXPAND PRODUCT OFFERINGS. We also plan to grow by increasing the breadth and depth of our product categories, which may be sold in either existing stores or through new store concepts. We have historically been able to leverage our strong brand images to expand single item offerings into an entire collection of related merchandise. For example, over the past three fiscal years we have expanded our initial offering of bras into an entire lingerie department consisting of bras, panties, intimate nighttime apparel, robes and slippers. Our sales of lingerie, as a percentage of net sales, increased from 1.8% to 5.4% during this period. We experienced similar success in expanding our shoe product category. We believe that a substantial market opportunity exists for adding fashionable new products, particularly in the high-margin areas of accessories and gift and decor items. To capitalize on this market opportunity, we are testing a new store concept called "Charlotte's Room," through which we will sell themed products aimed at the teenage consumer. We have begun testing this concept in two stores.

OUR TARGET CUSTOMERS ARE YOUNG, FASHION-CONSCIOUS WOMEN.

         Our two retail store concepts target young, fashion-conscious women. Our Charlotte Russe customer is a woman who desires understandable trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, the Charlotte Russe customer is feminine and body conscious. Our Rampage stores cater to women with definitive fashion sense who set rather than follow trends. Our Rampage customer is hip, eclectic, body conscious and tapped into pop culture. She wants her look to be cutting-edge, while recognizing the value of competitive pricing.

WE MANAGE OUR INVENTORY THROUGH MERCHANDISE PLANNING AND ALLOCATION.

         Our merchandise planning and allocation team works closely with our General Merchandise Manager, merchants and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team is also responsible for managing inventory levels, allocating merchandise to stores and replenishing inventory based upon information generated by our management information systems. Our planning department allocates merchandise for new store openings based on estimated units per square foot, and all new stores are fully stocked prior to opening. Our inventory control systems monitor current inventory levels at each store and for our operations as a whole. If necessary, we shift slow moving inventory to other stores for sell-through prior to instituting corporate-wide markdowns. We also monitor recent selling history within each store by merchandise classification, style, color and size.

OUR TWO RETAIL CONCEPTS OFFER ESTABLISHED FASHION AND CUTTING-EDGE MERCHANDISE.

         CHARLOTTE RUSSE. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers' lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers' broad lifestyle needs for casual, social, career and special occasion wear. Our typical dresses range in price from $19.99 to $60.00, although prices can be as high as $80.00 to $120.00 for special occasion dresses. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in these stores carries the Charlotte Russe label. Our average sales price for apparel items is $18.25, and the average sales price for all of our merchandise, including accessories, is $14.00.

          RAMPAGE. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. There is also less emphasis on the career customer in our Rampage stores. The retail prices for our typical dresses range from $38.00 to $68.00, although prices can be higher for special occasion dresses. Over 90% of the Rampage merchandise is offered under our proprietary [HEART, MOON, STAR] label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command higher price points than Charlotte Russe, but still below our competitors. The average sales price for apparel items in our Rampage stores is $29.00, and the average sales price for all of our merchandise, including accessories, is $23.00.

OUR VISUAL MERCHANDISING STRENGTHENS OUR BRAND NAME AND CREATES AN EXCITING SHOPPING ENVIRONMENT.

         We rely on a combination of merchandise presentation and complementary in-store signage to communicate a consistent fashion point-of-view to our customers and to encourage the purchase of coordinated outfits. Our visual merchandising team also makes use of mannequins in store windows as well as on the selling floor to enhance our merchandise presentation.

         Within our Charlotte Russe stores, we seek to create an inviting environment by grouping our fashionable merchandise into multiple in-store boutiques centered around lifestyle themes. While shopping in our store, a customer will observe separate and distinct areas devoted to her various lifestyle needs, including casual, club and career wear, lingerie, shoes and accessories, each offering a vast array of selections. Each lifestyle collection is complemented by an extensive in-store image advertising campaign that reinforces the lifestyles and aspirations of our target customers, while also strengthening our brand image. We believe that this multi-boutique feel creates an attractive atmosphere for our customers and that the breadth and depth of our lifestyle categories makes us a destination location for their shopping needs.

         At our Rampage stores, we employ a different, but equally effective visual merchandising strategy in order to capture our customers' interest. Our Rampage merchandise is grouped by color and fashion trends to keep the stores looking vibrant, hip and visually stimulating. We have implemented a comprehensive marketing program that builds on our in-store sign graphics to accentuate the fashion, quality and cutting-edge style of our merchandise.

WE ORDER PRIMARILY FROM DOMESTIC SOURCES AND UTILIZE A TEST-AND-REORDER
STRATEGY.

         All of our inventory is purchased from third party vendors. The cornerstone of our merchandising strategy is our test-and-reorder philosophy. This strategy allows us to manage our inventory risk by testing small quantities of fashion merchandise in our stores before placing larger purchase commitments. Our experienced buying staff then uses sophisticated information systems to track the weekly sell-through of each merchandise item by classification, style, color and size, and places appropriate reorders for popular merchandise. Accordingly, our test-and-reorder strategy enables us to quickly react to sell-through trends and fashion preferences.

         Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which in management's experience has generally resulted in short lead times of three to six weeks. Accordingly, we have established relationships with over 600 vendors to meet our ongoing fashion and inventory needs. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the California Merchandise Mart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During fiscal year 1999, our top five vendors accounted for less than 11.9% of our total purchases and no single vendor accounted for more than 4.1% of our total purchases.

WE DISTRIBUTE MERCHANDISE THROUGH OUR MODERN SAN DIEGO FACILITY.

         The timely and efficient distribution of merchandise to our stores is critical to the success of our test-and-reorder strategy. We process all of our merchandise through our modern 125,000 square foot distribution center in San Diego, California, which we built and took possession in April 1998. Our distribution facility employs an automated system for sorting apparel by store and facilitating packaging for display in our stores. We estimate that approximately 20% of our apparel merchandise is currently pre-ticketed by our vendors, and we expect that this percentage will increase substantially over the next fiscal year. This pre-ticketing by vendors saves time, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to three business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than five days. Each store generally receives three to five merchandise shipments per week. We believe our current distribution infrastructure is sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

WE HAVE STORES IN NUMEROUS LOCATIONS THROUGHOUT THE UNITED STATES.

         As of September 25, 1999, we operated 74 Charlotte Russe stores and 22 Rampage stores throughout 15 states and Puerto Rico. The number of our stores located in each state is shown in the following map according to the state or territory in which such store is located.

                                      [MAP]

         The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

                                                                                                     NORTHEAST
                                                            CALIFORNIA    SOUTHWEST     SOUTHEAST      & OTHER      TOTAL
                                                            ----------    ---------     ---------    ----------     -----
Store count as of October 1, 1994.....................              24            6             -            -         30
FISCAL 1995
   Stores opened......................................               3            1             -            -          4
   Store closed.......................................              (1)           0             -            -         (1)
                                                            ----------    ---------     ---------    ----------     -----
                                                                    26            7             -            -         33
FISCAL 1996
   Stores opened......................................               0            2             -            -          2
                                                            ----------    ---------     ---------    ----------     -----
                                                                    26            9             -            -         35
FISCAL 1997
   Stores opened......................................               3            1             2            1          7
   Store closed.......................................              (1)           0             0            0         (1)
                                                            ----------    ---------     ---------    ----------     -----
                                                                    28           10             2            1         41
FISCAL 1998
   Stores acquired (Rampage)..........................               7            2             3            4         16
   Stores opened......................................               4            4             9            0         17
                                                            ----------    ---------     ---------    ----------     -----
                                                                    39           16            14            5         74
FISCAL 1999
   Stores opened......................................               1            3             9            9         22
                                                            ----------    ---------     ---------    ----------     -----
Store count at end of fiscal 1999.....................              40           19            23           14         96
                                                            ----------    ---------     ---------    ----------     -----
                                                            ----------    ---------     ---------    ----------     -----

WE SEEK TO LOCATE OUR STORES IN LARGE, COMMANDING SPACES IN HIGH TRAFFIC AREAS OF STRONG REGIONAL MALLS.

         Our stores, which average approximately 7,500 square feet, are generally twice the size of most of our mall-based competitors' stores and provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women's apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles. We remodel our stores as appropriate and economically feasible, generally in connection with our lease renewals.

         We engage an independent real estate consultant to initially identify favorable store locations in existing or new markets. This consultant currently does not advise any other operators within the women's apparel industry. Our site selection criteria includes:

         -        a careful assessment of mall traffic;

         - the performance of other retailers within the mall and in particular those serving our target customers;

         -        the proposed location within the mall;

         -        population and demographic characteristics of the area; and

         -        projected profitability and cash return on investment.

         Immediately after site approval, we simultaneously negotiate lease terms and begin planning the store layout and design. We typically open a new store within three months after lease execution and delivery of space.

STORE OPERATIONS

         Our store operations are currently organized into a Western region with seven districts, an Eastern region with four districts and a Southeastern region with four districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for an average of seven stores. We expect to add at least one additional district manager before the end of this fiscal year. Individual store personnel generally consists of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

         Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We strive to hire enthusiastic sales personnel and provide them with extensive training to create a sales staff with a strong fashion sense, a focus on customer service and a willingness to assist customers with assembling, accessorizing and coordinating outfits.

         Our standard training program for store managers includes an initial three week session at a store managed by one of our approved training managers, as well as frequent regional and district meetings. In addition, our training manual provides practical information and skill development for all store level positions. We develop new store managers by promoting from within and selectively hiring from other retail organizations. In anticipation of our accelerated store expansion, we have increased the number of people in our store manager training program.

WE FOCUS MARKETING AND PROMOTION ON DEVELOPING OUR BRANDS.

         Our marketing and promotional activities contribute greatly to the development of our brands, and as our operations continue to grow nationally, these activities will expand in scope and become increasingly important to us. Historically, our marketing and promotional activities have been primarily focused on in-store initiatives. For example, we maintain store signage and in-store graphics, packaging, and displays that convey our fashion-forward orientation and brand. We have also conducted direct mail campaigns in association with new store openings and utilized limited outdoor advertising. Additionally, our periodic promotional activities are designed to drive traffic into our stores and to further our brand image of fashion and value. In the future, we expect our marketing and promotional program will include national and regional print advertising, radio and television advertising and billboard and bus stop advertising. We also plan to develop an Internet site that we believe will further enhance our brand image and that we may eventually use as a new channel for selling our merchandise.

MANAGEMENT INFORMATION SYSTEMS ARE IMPORTANT TO OUR BUSINESS.

         We are committed to investing in and continually upgrading our management information systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our management information systems address, among others things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Our buying, allocation and distribution functions are supported by an ICM merchandising system that is tailored for Charlotte Russe and we utilize a Lawson Software package for our financial reporting and human resource functions. We believe our current systems are adequate to meet future expansion plans over the next several years.

         Our sales are updated daily in the merchandise reporting system by polling sales information from each store's point-of-sale terminal. Our point-of-sale system consists of registers providing price look-up, time and attendance, supply ordering, bill of lading tracking and automated charge card processing. We believe these features improve transaction accuracy, increase speed of checkout time and overall store efficiency, and enable us to track the productivity of individual sales associates. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours and messages to our host system, and download new merchandise pricing, price changes for existing merchandise, carton receipts and system maintenance tasks to the point-of-sale devices. Based upon the evaluation of information obtained through daily polling, our planning department implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores.

WE COMPETE WITH OTHER RETAILERS PRIMARILY ON THE BASIS OF TIMELINESS OF FASHIONS, BREADTH OF MERCHANDISE, BRAND RECOGNITION, PRICING AND QUALITY.

         We currently compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional retail department stores and, to a lesser extent, mass merchandisers. The primary competitors of Charlotte Russe are Contempo/Wet Seal and Express, and the primary competitors of Rampage are bebe and Arden B. Our competitors sell a broad assortment of apparel and accessories that are similar and often identical to those we sell. Furthermore, our competitors may at times sell their merchandise at prices lower than what we charge for comparable merchandise. We believe that the principal bases upon which we compete in our industry are timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality. We believe that we have a significant competitive advantage over our competitors because of our exciting shopping environment. Our stores are generally twice as large as most of our mall-based competitors and provide a feminine look that is exciting to shop and accentuates the value and breadth of our merchandise selection. We also believe that we have a competitive advantage because of high consumer recognition and acceptance of our brands, our strong presence in major shopping malls throughout the United States, our relationship with our vendors and the experience of our management. The retail and apparel industries, however, are highly competitive and characterized by relatively low barriers to entry.

OUR INTELLECTUAL PROPERTY IS IMPORTANT TO OUR SUCCESS.

         We believe that our trademarks are important to our success. Our Charlotte Russe trademark is registered with the United States Patent and Trademark Office. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including [HEART, MOON, STAR] and Charlotte's Room. We have also submitted applications for additional uses related to the Charlotte Russe trademark. In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark for use on exterior or interior signages identifying our Rampage stores, as well as for the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties negatively impact our business reputation, we have the right to rename our Rampage stores and terminate the license agreement upon thirty
(30) days written notice. Furthermore, over 90% of the merchandise in our Rampage stores is sold under our proprietary [HEART, MOON, STAR] label, and only a nominal amount is sold under the Rampage brand name. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the fiscal year. The license agreement has an initial term of four years with an automatic option to renew for another four years. We may also extend the license for ten additional four-year periods. We may exercise each of these extension periods, however, only if our net sales for the last fiscal year of the current four-year extension period exceed by 10% our net sales for the fiscal year ending immediately prior to the beginning of such extension period.

WE CONSIDER THE RELATIONSHIP WITH OUR EMPLOYEES TO BE GOOD.

         As of September 25, 1999, we employed 745 full-time and 1,247 part-time employees. Of our full-time employees, 126 were employed at our corporate offices, 92 were employed at our distribution center and 527 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we consider the relationship with our employees to be good.

ITEM 2.  PROPERTIES

         We operated 96 stores throughout 15 states and Puerto Rico at the end of fiscal 1999. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination after three years if sales at that site do not exceed specified levels, although in some instances we are required to pay back any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We believe our distribution facility is adequate for our operations over the next several years. We also lease approximately 4,100 square feet at the California Merchandise Mart in Los Angeles. This lease expires May 31, 2002.

         The number of our stores located in each state is shown in the following store list according to the state or territory in which such store is located.

ARIZONA (8)
-----------
Arizona Mills (Tempe)+
Arrowhead Center (Glendale)
Fashion Square (Scottsdale)
Fiesta Mall (Mesa)
Metro Center (Phoenix)
Paradise Valley Mall (Phoenix)
Tucson Mall

CALIFORNIA (40)
---------------
Fresno Fashion Fair
Los Angeles
   Beverly Center-(R)
   Brea Mall
   Del Amo Fashion Center (Torrance)+
   Fox Hills Mall (Culver City)
   Glendale Galleria+
   Laguna Hills Mall
   Lakewood Fashion Center
   Los Cerritos Center
   Main Place (Santa Ana)
   Mission Viejo-(R)

   Montclair Plaza
   Montebello Town Center
   Moreno Valley Mall
   Northridge Fashion Center
   Ontario Mills
   Plaza at West Covina
   Santa Anita Fashion Park
   Sherman Oaks-(R)
   South Coast Plaza (Costa Mesa)-(R)
   Thousand Oaks Center
   Topanga Plaza (Canoga Park)+
   Westminster Mall
   Westside Pavillion-(R)
San Diego
   Chula Vista Center
   Fashion Valley Center
   Grossmont Center (La Mesa)
   Mission Valley
   Plaza Camino Real (Carlsbad)
   North County Fair (Escondido)
   Parkway Plaza (El Cajon)
   Plaza Bonita (National City)
   University Towne Center
Santa Rosa Plaza
Serramonte Center (Daly City)
Sun Valley (Concord)-(R)
Valley Plaza (Bakersfield)

CONNECTICUT (1)
---------------
Meriden Square

FLORIDA (15)
------------
Aventura Mall-(R)
Broward Mall (Plantation)
Citrus Park Center (Tampa)
Coral Square
Dadeland Mall (Miami)-(R)
Edison Mall (Fort Meyers)
Melbourne Square
Orange Park Mall
Orlando Fashion Square
Oviedo Marketplace
Regency Square (Jacksonville)
Shops at Sunset (South Miami)
The Falls (Miami)-(R)
Tyrone Square (St. Petersburg)
West Oaks Mall (Ococe)

GEORGIA (6)
-----------
Augusta Mall
Mall of Georgia at Mill Creek+
Northlake Mall (Atlanta)
Perimeter Mall (Atlanta)
Town Center at Cobb (Kennesaw)

HAWAII (1)
----------
Pearlridge (Aiea)

ILLINOIS (2)
------------
Stratford Square

Water Tower Place (Chicago)-(R)

MICHIGAN (1)
------------
Great Lakes Crossing (Auburn Hill)

NEW JERSEY (1)
--------------
Garden State Plaza (Paramus)-(R)

NEW YORK (6)
------------
Palisades Center (West Nyack)+
Roosevelt Field (Garden City)+
Soho-(R)
Walden Galleria (Buffalo)

NEVADA (4)
----------
Boulevard Mall (Las Vegas)+
Galleria (Henderson)
Meadows Mall (Las Vegas)

NORTH CAROLINA (1)
------------------
Concord Mills

PENNSYLVANIA (1)
----------------
Franklin Mills (Philadelphia)

PUERTO RICO (1)
---------------
Plaza Del Sol

SOUTH CAROLINA (1)
------------------
Haywood Mall (Greenville)

TEXAS (7)
---------
Collin Creek Mall (Plano)
Grapevine Mills
Highland Mall (Austin)
Houston Galleria-(R)
Lakeline Mall (Cedar Park)
Northpark Mall (Dallas)-(R)
Valley View (Dallas)

-----

(R)   Rampage store only

 +    Both a Charlotte Russe and Rampage store

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         Our common stock began trading on the Nasdaq National Market at $11.00 per share under the symbol "CHIC" on October 19, 1999, following our initial public offering. As of December 15, 1999, the number of holders of record of our common stock was approximately nine. Although it is difficult to determine the precise number of beneficial holders of our common stock due to the recent commencement of trading of our common stock, we estimate the number of such holders to be in excess of 300. On December 15, 1999, the closing sale price of our common stock as reported in the Nasdaq National Market was $16 1/8 per share.

         In our initial public offering, we offered 1,450,000 shares of our common stock. Certain of our shareholders offered an additional 1,450,000 shares of our common stock in the offering. Our initial public offering price was $11.00 per share. Some of the selling stockholders also granted to the underwriters an option to purchase up to 435,000 additional shares of common stock at $11.00 per share, less the underwriting discount. On November 23, 1999, the underwriters exercised this over-allotment option.

USE OF PROCEEDS

         The net proceeds from our sale of 1,450,000 shares of common stock was approximately $13.5 million, based on the initial public offering price of $11.00 and after deducting applicable underwriting discounts and offering expenses. We did not receive any proceeds from the sale of common stock by the selling stockholders. The following table shows the per share and total proceeds received and underwriting discounts and commissions paid by us and the selling stockholders to the underwriters. This information reflects the exercise by the underwriters of their over-allotment option.

                                                                                                  PER SHARE            AGGREGATE
                                                                                                  ---------            ---------
  Public offering price........................................................                      $11.00          $36,685,000
  Underwriting discounts and commission paid by Charlotte Russe................                      $ 0.77          $ 1,116,500
  Proceeds, before expenses to Charlotte Russe.................................                      $10.23          $14,833,500
  Underwriting discounts and commissions paid by the selling stockholders......                      $ 0.77          $ 1,451,450
  Proceeds, before expenses, to the selling stockholders.......................                      $10.23          $19,283,550

The expenses of the offering, other than underwriting discounts and commissions referred to above, are approximately $1,300,000.

         We applied all of our approximately $13.5 million of net proceeds from our initial public offering to our secured indebtedness outstanding under our revolving credit facility with BankBoston, N.A., as agent. After application of our proceeds, the outstanding balance under the revolving credit facility was reduced to $4.8 million from $18.3 million.

         The effective date of our prospectus (registration no. 333-84297) was October 19, 1999. The representative underwriters for our offering were BancBoston Robertson Stephens Inc., Banc of America Securities LLC, PaineWebber Incorporated and First Union Securities, Inc.

DIVIDENDS

         We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansions. We are currently prohibited by the terms of our revolving credit facility from paying cash dividends without the prior written consent of the lender.

RECENT SALES OF UNREGISTERED SECURITIES

          During fiscal 1999, we granted options to purchase a total of 120,000 shares of our common stock at a weighted average exercise price of $7.00. Of this amount, options to purchase 10,800 shares of common stock have been exercised for an aggregate consideration of $10,800 and options to purchase 57,600 shares of common stock have been forfeited or repurchased by us. The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected consolidated balance sheet data as of September 26, 1998 and September 25, 1999, and the selected consolidated statement of income data for the three years in the period ended September 25, 1999 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of September 30, 1995, September 27, 1996 and September 27, 1997 and the selected consolidated statement of income data for each of the two years in the period ended September 27, 1996 were derived from audited financial statements which are not included in this Annual Report.

                  (dollars in thousands, except per share data)

                                                           PREDECESSOR                               CHARLOTTE RUSSE
                                                        FISCAL YEAR ENDED                           FISCAL YEAR ENDED
                                                    --------------------------         -------------------------------------------
                                                    SEPT. 30,        SEPT. 27,         SEPT. 27,        SEPT. 26,        SEPT. 25,
                                                       1995             1996             1997              1998             1999
                                                    ---------        ---------         ---------        ---------        ---------
STATEMENT OF INCOME DATA:
Net sales............................                 $61,568          $70,663           $81,543         $134,091         $177,459
Cost of goods sold...................                  38,014           43,774            50,723           93,142          119,141
                                                      -------          -------           -------         --------         --------
Gross profit.........................                  23,554           26,889            30,820           40,949           58,318
Selling, general and
  administrative expenses............                  12,652           15,266            17,168           26,989           34,062
Amortization of goodwill and other
   intangibles.......................                       -                -               815              895              895
Predecessor shareholders' salaries                     10,200            8,000             1,200                -                -
                                                      -------          -------           -------         --------         --------
Operating income.....................                     702            3,623            11,637           13,065           23,361
Interest (expense) income, net.......                     (28)              42            (2,279)          (3,026)          (2,376)
Other charges, net...................                    (115)            (143)             (315)            (280)            (270)
                                                      -------          -------           -------         --------         --------
Income before income taxes and
   extraordinary item................                     559            3,522             9,043            9,759           20,715
Income taxes(1)......................                       -                -             3,987            4,245            8,701
                                                      -------          -------           -------         --------         --------
Income before extraordinary item                          559            3,522             5,056            5,514           12,014
                                                      -------          -------           -------         --------         --------
Extraordinary loss from early debt
   retirement........................                       -                -                 -                -             (519)
                                                      -------          -------           -------         --------         --------
Net income...........................                 $   559          $ 3,522           $ 5,056         $  5,514         $ 11,495
                                                      -------          -------           -------         --------         --------
                                                      -------          -------           -------         --------         --------

                                                    SEPT. 30,        SEPT. 27,         SEPT. 27,        SEPT. 26,        SEPT. 25,
                                                       1995             1996             1997              1998             1999
                                                      -------          -------           -------         --------         --------
Earnings per share(2):
   Basic earnings per share:
      Income before extraordinary
        item............................                    -                -           $  0.28         $   0.30         $   0.66
                                                      =======          =======           =======         ========         ========
      Net income........................                    -                -           $  0.28         $   0.30         $   0.63
                                                      =======          =======           =======         ========         ========
   Diluted earnings per share:
      Income before extraordinary item                      -                -           $  0.25         $   0.27         $   0.57
                                                      =======          =======           =======         ========         ========
      Net income........................                    -                -           $  0.25         $   0.27         $   0.54
                                                      =======          =======           =======         ========         ========
Weighted average shares outstanding(2):
   Basic................................                                                  18,300           18,300           18,304
   Diluted..............................                                                  19,992           20,668           21,234

SELECTED OPERATING DATA:
Number of stores open at end
  of period.............................                   33               35                41               74               96
Average square footage
  per store(3)..........................                8,363            8,290             8,206            7,603            7,546
Comparable store sales increase
   (decrease)(4)........................                  0.8%             4.7%              5.1%           (5.8)%             6.7%
Average stores sales(5).................              $ 2,031          $ 2,048           $ 2,219         $  2,097         $  2,136
Sales per square foot(6)................              $   231          $   247           $   268         $    272         $    282

BALANCE SHEET DATA:
Working capital (deficiency)                          $ 1,285          $(3,589)          $(2,676)        $ (1,239)        $ (7,038)
Total assets............................               17,705           49,641            57,128           74,427           88,569
Total debt..............................                5,459           21,900            22,325           28,525           18,493
Total stockholders' equity..............                5,142           18,923            23,980           29,445           40,037


---------------

(1) The Predecessor had elected S corporation status for federal and state income tax reporting purposes. Accordingly, the income of the Predecessor was included in the tax returns of the shareholders and no provision for income taxes was made. We have elected to operate as a C corporation since our inception.

(2) See Note 12 of Notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.

(3) Our average square footage per store is based on open stores at the end of the period.

(4) Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.

(5) Our average store sales are based on the time weighted average of open stores in the period.

(6) Our sales per square foot consists of net sales divided by the time weighted average of gross square footage of open stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks That May Affect Results" in this section.

                                    OVERVIEW

         We were founded in 1975 and opened our first store in Carlsbad, California. As a result of the success achieved with this store, we gradually expanded our business by adding 15 stores throughout southern California over the next 15 years. In 1990, we opened our first store in Arizona, and in 1992 we expanded into the Nevada market. As of the end of fiscal 1996, we were operating a chain of 35 stores in three states, generating over $70.0 million of net sales.

         On September 26, 1996, two funds managed by Saunders Karp & Megrue, L.P., a private equity investment firm, acquired Charlotte Russe from its founders with the intention of pursuing an accelerated national new store expansion program. Concurrent with the acquisition, Bernard Zeichner, who had joined us as President in May 1996, acquired an ownership interest in the business from the SKM Funds. The new owners believed a significant opportunity existed to leverage the strength of our new store economics by further penetrating existing markets and expanding the chain into other regions of the country. Mr. Zeichner recognized the importance of developing the necessary infrastructure to execute this strategic business plan and began hiring a number of key senior executives with national retail experience to complement the existing management team.

         In fiscal 1997, the first fiscal year under our new ownership, we opened seven new stores compared to two new stores opened in the prior fiscal year, and entered the northern California, Florida, Texas and Hawaii markets. As a result of this new store growth and a 5.0% increase in our comparable store sales, our net sales grew to $81.5 million in fiscal 1997 from $70.7 million in fiscal 1996, an increase of 15.4%.

         In fiscal 1998, we undertook several strategic initiatives to enhance our long-term national expansion plans. At the beginning of fiscal 1998, we acquired 16 stores in a bankruptcy proceeding from Rampage Retailing, Inc. for a total purchase price of $10.5 million. These stores provided us with a second distinct retail concept as well as an additional vehicle for growth. In addition, we opened 17 new Charlotte Russe stores, primarily in markets we entered in the prior fiscal year and in new markets such as Georgia and South Carolina. Accordingly, our total store base increased by 80.5% during fiscal 1998. Finally, we moved into new corporate offices and a larger, more automated distribution center capable of supporting our expansion plans over the next several years. These initiatives, particularly the Rampage acquisition, significantly strained our managerial and other resources. Due to the expedited timing of the Rampage acquisition, we initially diverted Charlotte Russe merchandise to support the opening of these stores and devoted significant managerial resources to integrating this new concept. As a result, our buying department was distracted by having to purchase for two distinctly different chains throughout much of the first half of fiscal 1998 until we were able to establish separate and dedicated buying operations for each concept. While we achieved significant growth in net sales during fiscal 1998, we were only able to achieve a modest increase in our operating income.

         Our strong operating performance in fiscal 1999 reflects the benefits of the infrastructure building process that we undertook during fiscal 1998. Net sales in fiscal 1999 increased to $177.5 million from $134.1 million, an increase of 32.3% over last fiscal year. This increase resulted from a rise in comparable store sales of 6.7% and our continued growth of new stores. During the same period, our operating income grew to $23.4 million from $13.1 million, an increase of 78.8%. We opened 22 new stores during fiscal 1999, including 11 during the fourth quarter of fiscal 1999. These stores include our first locations in Michigan, Illinois, Pennsylvania, Connecticut, North Carolina and Puerto Rico.

                              RESULTS OF OPERATIONS

         The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated. We acquired our Rampage stores in the beginning of fiscal 1998 and, accordingly, our results for fiscal 1997 consist only of the results for our Charlotte Russe stores.

                                                                               FISCAL YEAR
                                                                               -----------
                                                                     1997          1998           1999
                                                                     ----          ----           ----
Net sales.....................................................      100.0%         100.0%        100.0%
Cost of goods sold............................................       62.2           69.5          67.1
                                                                     ----           ----          ----

Gross profit..................................................       37.8           30.5          32.9
Selling, general and administrative expenses..................       21.1           20.1          19.2
Amortization of goodwill and other intangibles................        1.0            0.7           0.5

Predecessor shareholders' salaries............................        1.4            0.0           0.0
                                                                     ----           ----          ----
Operating income..............................................       14.3            9.7          13.2
Interest income (expense), net................................       (2.8)          (2.2)         (1.3)
Other charges, net............................................       (0.4)          (0.2)         (0.2)
                                                                     ----           ----          ----
Income before income taxes and extraordinary item.............       11.1            7.3          11.7
Income taxes..................................................        4.9            3.2           4.9
                                                                     ----           ----          ----
Income before extraordinary item..............................        6.2            4.1           6.8
Extraordinary loss from early debt retirement.................        0.0            0.0          (0.3)
Net income....................................................        6.2%           4.1%          6.5%
                                                                     ----           ----          ----
                                                                     ----           ----          ----
Number of stores open at end of period........................         41             74            96
                                                                     ----           ----          ----
                                                                     ----           ----          ----

YEAR ENDED SEPTEMBER 25, 1999 COMPARED TO YEAR ENDED SEPTEMBER 26, 1998

NET SALES. Net sales increased to $177.5 million from $134.1 million, an increase of $43.4 million or 32.3% over the same period last year. This increase is attributable primarily to $35.3 million of net sales for the 22 new stores opened during fiscal 1999, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. Our comparable store sales increased 6.7% and contributed $8.1 million to the net sales increase during fiscal 1999.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $58.3 million from $40.9 million, an increase of $17.4 million or 42.4% over last fiscal year. This increase is the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit rose to 32.9% from 30.5%. The increase in gross profit as a percentage of net sales was principally due to higher initial markups, improved shrink expense and the impact of leveraging distribution center expenses over a higher sales base, partially offset by higher markdown expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $34.1 million from $27.0 million, an increase of $7.1 million or 26.2% over last fiscal year. This increase is attributable to new store expansion, increased corporate expenses, and a $722,000 impairment charge related to the plan to close two stores. The impairment loss includes $537,000 representing the net carrying value of leasehold improvements which will be abandoned and $185,000 for estimated unamortized landlord allowances that are refundable upon closure. Employee termination benefits related to the store closures will be insignificant. As a percentage of sales, selling, general and administration expenses dropped to 19.2% from 20.1%, primarily due to the impact of leveraging store operating expenses and corporate payroll expenses over a higher sales base. The decline in expenses as a percentage of net sales was partially offset by management bonus plan accruals, for which no comparable charge was incurred during the same period of the prior year.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense remained constant at $0.9 million during fiscal years 1998 and 1999.

INCOME TAXES. The effective tax rate of 42.0% for fiscal 1999 compares to an effective tax rate of 43.5% for fiscal 1998. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

NET INCOME. Net income increased to $11.5 million from $5.5 million, an increase of $6.0 million or 108.5% over the prior fiscal year. This increase was primarily due to an increase in gross profit, and was partially offset by an increase in selling, general and administrative expenses, an increase in income taxes, and a $0.5 million charge relating to the early repayment of the 12.5% subordinated debt in June 1999.

YEAR ENDED SEPTEMBER 26, 1998 COMPARED TO YEAR ENDED SEPTEMBER 27, 1997

NET SALES. Net sales increased to $134.1 million from $81.5 million, an increase of $52.6 million or 64.4% over the prior fiscal year. The increase reflects $35.5 million of net sales from the 17 Rampage stores that were acquired or opened during fiscal 1998. An additional $21.6 million of net sales increases are related to the 16 new Charlotte Russe stores opened in fiscal 1998, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 5.8% decrease in our comparable store sales, which resulted in decreased sales of $4.5 million compared to the prior fiscal year.

GROSS PROFIT. Gross profit increased to $40.9 million from $30.8 million, an increase of $10.1 million or 32.9% over the same period last year. This increase is a result of increased net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 30.5% from 37.8%. The decrease in gross profit as a percentage of sales resulted in part from the inclusion of the Rampage stores acquired at the beginning of fiscal 1998, which stores have higher occupancy costs. In addition, lower comparable stores sales at our Charlotte Russe stores resulted in higher markdowns and higher occupancy expenses as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $27.0 million from $17.2 million, an increase of $9.8 million or 57.2% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. These expenses as a percentage of net sales declined to 20.1% from 21.1% as corporate expenses were leveraged by the significant increase in our sales base. This decline was partially offset by an increase in store operating expenses resulting from the inclusion of the Rampage stores, which have slightly higher expense levels than our Charlotte Russe stores, and higher expenses for our Charlotte Russe stores resulting from a drop in average store volumes.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense increased to $0.9 million from $0.8 million, an increase of $0.1 million or 12.5% over the same period last year. This increase is a result of our acquisition of a license agreement and other intangibles in connection with the Rampage acquisition.

INCOME TAXES. The effective tax rate of 43.5% for the year ended September 26, 1998 compares to an effective tax rate of 44.1% for the prior fiscal year.

NET INCOME. Net income increased to $5.5 million from $5.1 million, an increase of $0.4 million or 9.0% over the prior fiscal year. This increase was primarily due to an increase in gross profit and a $1.2 million reduction in salaries paid to predecessor shareholders pursuant to terms of the September 1996 acquisition. This increase in net income was largely offset by higher selling, corporate and interest expenses associated with the Rampage acquisition.

                        QUARTERLY RESULTS AND SEASONALITY

         We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our net sales and operating income. As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences, characterized by strong sales during the back-to-school, Easter and winter holiday seasons. The strength of each of these three seasons generally provides relatively balanced sales during our first, third and fourth fiscal quarters. We typically experience lower net sales and net income during the second fiscal quarter ending in March of each year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays, as well as other factors discussed in the section entitled "Risks That May Affect Results."

         The following table includes our unaudited quarterly results of operations data for each of the four quarters in the fiscal years ended September 25, 1999 and September 26, 1998. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in the Annual Report.

                                                             FISCAL YEAR 1998                             FISCAL YEAR 1999
                                                            THREE MONTHS ENDED                           THREE MONTHS ENDED
                                    ----------------------------------------------    ---------------------------------------------
                                     DEC. 27,   MAR. 28,    JUNE 27,     SEPT. 26,    DEC. 28,     MAR. 27,    JUNE 26,    SEPT. 25,
                                      1997        1998        1998         1998         1998        1999         1999        1999
                                    -------     -------     -------      -------      -------     -------      -------     --------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Net sales......................  $35,251     $27,202     $31,957      $39,681      $46,007     $35,689      $44,682     $51,081
   Gross profit...................   12,158       7,482       9,263       12,046       15,150      10,625       14,607      17,936
   Operating income...............    5,324       1,532       2,283        3,926        6,385       2,784        5,798       8,394
   Net income.....................    2,605         333         835        1,741        3,223       1,204        2,432       4,636

AS A PERCENTAGE OF NET SALES:
   Net sales......................    100.0%      100.0%      100.0%       100.0%       100.0%      100.0%       100.0%      100.0%
   Gross profit...................     34.5        27.5        29.0         30.4         32.9        29.8         32.7        35.1
   Operating income...............     15.1         5.6         7.1          9.9         13.9         7.8         13.0        16.4
   Net income.....................      7.4         1.2         2.6          4.4          7.0         3.4          5.4         9.1

OPERATING DATA:
   Comparable store sales increase
      (decrease)................. .   (10.5)%     (10.4)%      (6.8)%        4.1%         4.4%        4.5%        11.3%        6.3%
   Stores open at end of period...       61          62          69           74           80          82           85          96


                         LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. We have used borrowings under our revolving credit facility in the past for acquisitions, including our acquisition by the SKM Funds and the acquisition of 16 stores from Rampage Retailing, Inc. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements. As of September 25, 1999, we had negative working capital of $7.0 million.

         During fiscal years 1997, 1998 and 1999, net cash provided by operations was $8.3 million, $9.4 million and $27.5 million. In fiscal 1999, cash flows from operating activities increased as a result of increased operating earnings and increased current liabilities. In fiscal 1997 and 1998 cash used in investing activities included $2.0 million and $7.3 million related to the acquisition of 16 stores from Rampage Retailing, Inc. Cash flows used for new store openings and the construction of our distribution center and corporate facility were $5.2 million, $8.5 million and $14.5 million in fiscal 1997, 1998 and 1999.

         Excluding the impact of financing activities related to the Rampage acquisition, the net repayment of borrowings under our revolving credit facility and capital lease obligations were $1.6 million and $2.6 million in fiscal 1997 and 1998 and net borrowings of $1.0 million in 1999. During fiscal 1999, we repaid $11.0 million of our 12.5% subordinated debt to the SKM Funds, although net borrowings under our revolving credit facility rose only $1.4 million during the same period.

         Based on our experience with recent store openings, we estimate that the average net investment to open a new store is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During the first year of operations, our new stores opened during fiscal 1997 and 1998 generated store-level operating cash flow in excess of $400,000, representing an average cash return on investment greater than 90% although there can be no assurance that our new stores will obtain these levels in fiscal years after 1998. After taking into account store remodelings, corporate capital projects and distribution center enhancements, total capital expenditures for fiscal 2000 are projected to be approximately $18.0 million.

         Our revolving credit facility with BankBoston, N.A., as agent, provides us with a $32.0 million revolving line of credit under which borrowed funds bear interest at either the Eurodollar rate plus 2.50% or the base rate plus 1.00%. The revolving credit facility restricts levels of capital expenditures and indebtedness. For example, in fiscal 1999, capital expenditures were limited to the greater of $13.0 million or 54.0% of consolidated earnings before interest, taxes, depreciation and amortization, and our debt level, other than permitted indebtedness, was limited to $750,000. The revolving credit facility also requires us to maintain specified financial ratios such as:

         - funded debt to earnings before interest, taxes, depreciation and amortization;

         - earnings before interest, taxes, depreciation and amortization to total debt service;

         -        interest coverage; and

         -        inventory turns.

Under the revolving credit facility, no stockholder, other than the SKM Funds, may own thirty-five percent or more of our stock, on a fully diluted basis without triggering an event of default. The revolving credit facility is secured by substantially all of our assets. The revolving credit facility terminates and all outstanding borrowings are due on September 30, 2002. At September 25, 1999, our outstanding balance under the revolving credit facility was $18.0 million. We applied the net proceeds of approximately $13.5 million received from our sale of 1,450,000 shares of common stock in our initial public offering to reduce the outstanding balance of our revolving credit facility with BankBoston, N.A., as agent, to $4.8 million.

         We believe that the proceeds from our initial public offering, together with anticipated cash flow from operations and funds anticipated to be available under our revolving credit facility, will be sufficient to fund our store expansion program and working capital requirements through fiscal 2000. If our cash flow from operations should decline significantly, or if we accelerate our store expansion program, it may be necessary for us to seek additional sources of capital.

         Upon completion of our initial public offering, we issued options to purchase 250,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock. The terms of these options are substantially the same as other options previously issued under our 1996 and 1999 Long-Term Incentive Plans.

         Also, upon completion of our initial public offering, vesting of options to purchase 274,500 shares of common stock held by Mr. Bernard Zeichner, our President and Chief Executive Officer, accelerated and became fully vested. We determined the stock option award to be a fixed award and as such, no compensation was recorded upon the completion of the initial public offering.

                    YEAR 2000 READINESS DISCLOSURE STATEMENT

         The Year 2000 issue refers to the potential for system and processing failures of date-related calculations after December 31, 1999, and is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         STATE OF READINESS. We have made an assessment of the Year 2000 readiness of our core management information systems, including the hardware supporting those systems. We have either replaced or upgraded substantially all of these systems within the past two years and we have been advised by the vendors of the hardware and software used in our financial accounting, point-of-sale and inventory management, and distribution center sortation systems that the versions of their products now used by us are Year 2000 compliant. Each of these replacements and upgrades were part of our budgeted expenses for upgrading our computer infrastructure and were not primarily part of an attempt to address the Year 2000 issue. We tested these systems ourselves on a separate computer with simulated dates after December 31, 1999 to verify compliance. We believe that any issues identified will be corrected prior to December 31, 1999, although we cannot assure you that we will be able to complete any necessary corrective actions in a timely manner.

         We are also planning to investigate other less critical equipment and machinery that may contain embedded technology with Year 2000 compliance problems, such as our alarm system and uninterrupted power supply. We have completed our initial assessment and any corrective actions with respect to these systems. We also have material relationships with third-party service providers outside of our control, such as financial institutions, major credit card processors, telecommunications providers and public utilities, that may not have adequately addressed the Year 2000 issue. We are contacting the financial institutions and public utilities with which we do business to obtain their oral assurance that they will be Year 2000 compliant. We have been orally advised by our major credit card processors and telecommunications providers that they believe their operations will not be significantly disrupted by Year 2000 issues. Other than minimal testing of the systems of our major credit card processors, however, we have no assurance that our third-party service providers will be Year 2000 compliant or that they are correct in their Year 2000 assessments. Significant disruptions in the services provided to us would adversely affect our operations. We currently purchase merchandise from a significant number of vendors, but do not make purchases or otherwise exchange data with our vendors electronically. In addition, because we purchase merchandise from a diverse group of vendors we do not believe that we are dependent on the operations of any single vendor or group of vendors. As a result, we do not intend to inquire systematically about the Year 2000 readiness of our vendors and their ability to address Year 2000 issues.

         OUR YEAR 2000 RISKS. We currently believe that our systems will be Year 2000 compliant and capable of functioning beyond December 31, 1999. In the most reasonably likely worst case scenario, we could experience total system failure for our management information systems. This would cause significant disruptions in our operations, including a temporary inability to process financial information or credit card transactions, receive shipments and timely deliver our merchandise to our stores, execute our critical test-and-reorder strategy effectively or otherwise engage in other normal business activities. We may also suffer damage to our brand names if we are unable to execute our test-and-reorder strategy to track changes in fashion trends, and we may experience increased expenses associated with stabilization of operations after critical systems failure and execution of contingency plans. In another reasonably likely worst case scenario, a significant number of our vendors would be unable to continue to supply adequate amounts of merchandise. Although the adverse effects of any or all of these events are not quantifiable at this time, any of these events would likely result in a loss of income and otherwise have a material adverse effect on our business and operating results.

         OUR CONTINGENCY PLANS. We have not yet developed and do not expect to develop contingency plans to handle the most likely worst case Year 2000 scenarios because we believe our systems will be Year 2000 compliant and capable of functioning beyond December 31, 1999. We expect, however, that the worst case scenario involving the failure of our management information systems over a sustained period would necessitate reverting to a number of manual systems for recording sales, ordering merchandise and replenishing our store level inventory. Further, we expect that the worst case scenario for the loss of a significant number of vendors would require us to seek alternative sources of supply, although there can be no assurance that such alternative sources would be available on reasonable terms or at all. We intend to take appropriate actions to mitigate the effects of third party failures to remediate Year 2000 issues and for unexpected failures in our systems. If it becomes necessary for us to take corrective actions, it is uncertain whether these actions would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on our results of operations, financial position or cash flow.

         OUR YEAR 2000 REMEDIATION COSTS. As of September 25, 1999, we have spent less than $50,000 addressing the Year 2000 issue and expect to spend a comparable amount during the remainder of this calendar year. These amounts do not reflect the cost of our employees that are responsible for testing our systems for Year 2000 compliance.

                                    INFLATION

         We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

                           FORWARD-LOOKING STATEMENTS

         We have made statements under the captions, "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks That May Affect Results," as well as in other sections of this Annual Report, that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, and anticipated trends in our business.

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including without limitation, those factors listed below.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

WE WILL BE OPENING NEW STORES MORE RAPIDLY THAN WE HAVE IN THE PAST, WHICH COULD STRAIN OUR RESOURCES AND CAUSE US TO EXECUTE OUR BUSINESS LESS EFFECTIVELY.

         Our growth will largely be dependent on successfully opening and operating new stores. During fiscal 1999, we opened 22 new stores, including 11 stores in the fourth quarter. The addition of 22 stores in fiscal 1999 represented an increase of approximately 30% from the number of stores open at the end of fiscal 1998. We plan to open approximately 30 new stores during fiscal 2000, an increase of 31% from the end of fiscal 1999. We intend to continue to increase our number of stores at approximately this rate for at least the next few years. Our managerial and operational resources were significantly strained during our acquisition of the 16 Rampage stores in fiscal 1998. Our proposed expansion is more rapid than what we have experienced in the past, including the Rampage acquisition, and will place increased demands on our managerial, operational and administrative resources. These increased demands could cause us to execute our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and slow our new store growth.

OUR PLANNED EXPANSION INVOLVES A NUMBER OF RISKS THAT COULD PREVENT OR DELAY THE SUCCESSFUL OPENING OF NEW STORES AS WELL AS IMPACT THE PERFORMANCE OF OUR EXISTING STORES.

         Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

         -        identify suitable store locations;

         - negotiate acceptable lease terms, including desired tenant improvement allowances;

         - source sufficient levels of inventory to meet the needs of new stores;

         -        hire and train store personnel;

         - successfully integrate new stores into our existing operations; and

         -        satisfy the fashion preferences of new geographic areas.

         In addition, many of our new stores will be opened in regions of the United States and its territories in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

OUR STORES ARE HEAVILY DEPENDENT ON THE CUSTOMER TRAFFIC GENERATED BY SHOPPING MALLS.

         Most of our store locations are not sufficiently concentrated to make significant marketing expenditures cost effective. As a result, we depend heavily on locating our stores in prominent locations within successful shopping malls in order to generate customer traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls.

IF AT ANY TIME OUR COMPARABLE STORE SALES AND QUARTERLY RESULTS OF OPERATIONS DECLINE OR DO NOT MEET THE EXPECTATIONS OF RESEARCH ANALYSTS, THE PRICE OF OUR COMMON STOCK COULD DECLINE SUBSTANTIALLY.

         Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, while quarterly comparable store sales increased at least 4.1% in each of the fourth quarter of fiscal 1998 and the four quarters of fiscal 1999, we experienced quarterly comparable store sales decreases ranging from 1.7% to 10.5% in each of the five quarters preceding the fourth quarter of fiscal 1998. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

         - the timing of new store openings and the relative proportion of new stores to mature stores;

         -        fashion trends;

         -        calendar shifts of holiday or seasonal periods;

         - the effectiveness of our test-and-reorder strategy in maintaining appropriate inventory levels;

         -        changes in our merchandise mix;

         -        timing of promotional events;

         - general economic conditions and, in particular, the retail sales environment;

         -        actions by competitors or mall anchor tenants;

         -        weather conditions; and

         -        the level of pre-opening expenses associated with new stores.

OUR BUSINESS AND REPUTATION MAY BE ADVERSELY AFFECTED IF OUR RAMPAGE STORES ARE ASSOCIATED WITH NEGATIVE PUBLICITY RELATED TO THE USE OF THE RAMPAGE TRADEMARK BY OTHER PARTIES.

         In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark for use on exterior or interior signages identifying our Rampage stores as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. We do not, however, have the right to use the Rampage trademark on our merchandise. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company. Further, nothing in our license agreement with Rampage Clothing Company prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. We believe a positive Rampage brand image is important to our success. Accordingly, if the merchandise sold by the Rampage Clothing Company or other parties under the Rampage trademark is of low quality or if the Rampage Clothing Company or these parties otherwise engage in activities that may negatively affect the Rampage trademark or are otherwise inconsistent with our Rampage store concept, consumers could lose confidence in our merchandise and our reputation and business could be materially adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY AND RAPIDLY RESPOND TO CONSUMERS' FASHION TASTES.

         The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles, and decreased emphasis has adversely affected our results. Although we rely on a test-and-reorder merchandise strategy to minimize our exposure to misjudging fashion tastes and to reduce inventory risks, we can not assure you that this strategy will continue to be successful. Our failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our brands.

OUR MARKET SHARE MAY BE ADVERSELY IMPACTED AT ANY TIME BY A SIGNIFICANT NUMBER OF COMPETITORS.

         We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional department stores and, to a lesser extent, mall merchandisers. Our market share and results of operations may be adversely impacted by this significant number of competitors. Many of our competitors also are larger and have substantially greater resources than we do.

WE RELY ON OUR GOOD RELATIONSHIPS WITH VENDORS TO IMPLEMENT OUR BUSINESS STRATEGY SUCCESSFULLY.

         Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our test-and-reorder merchandise strategy also relies in large part on our ability to obtain merchandise from our vendors within three to six weeks from the date of order. Our failure to maintain good relations with our vendors could increase our exposure to changing fashion cycles, which may in turn lead to increased inventory markdown rates.

OUR SOUTHWESTERN UNITED STATES CONCENTRATION MAKES US SUSCEPTIBLE TO ADVERSE CONDITIONS IN THIS REGION.

         A majority of our stores are located in southern California, Arizona and Nevada. As a result, our operations are more subject to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes.

         In addition, our corporate offices and distribution center are located in San Diego, and we transact business with vendors at our offices in the California Merchandise Mart in Los Angeles. A natural disaster or other catastrophic event, such as an earthquake, affecting southern California could significantly disrupt our operations.

OUR FAILURE TO RETAIN OUR EXISTING SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

         Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, and in particular if we were to lose the services of Bernard Zeichner, our President and Chief Executive Officer, or Harriet Sustarsic, our Executive Vice President and General Merchandise Manager, our business could be adversely affected. We do not have employment agreements with any member of our senior management team other than Mr. Zeichner. We do not maintain key man insurance on any of our management team.

WE RELY ON THIRD PARTIES FOR UPGRADING AND MAINTAINING OUR MANAGEMENT INFORMATION SYSTEMS. IF THESE THIRD PARTIES DO NOT ADEQUATELY PERFORM THESE FUNCTIONS APPROPRIATELY, OUR BUSINESS COULD BE DISRUPTED.

         The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our distribution center and the merchandise management system used to track sales and inventory. We depend on our vendors to maintain and periodically upgrade these systems for the continued ability of these systems to support our business as we expand. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we are unable to convert to alternate systems in an efficient and timely manner.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR CRITICAL COMPUTER SYSTEMS DO NOT PROPERLY HANDLE DATE INFORMATION AFTER DECEMBER 31, 1999.

         Our operations may face risks associated with the fact that many computer systems and software programs do not properly recognize dates after December 31, 1999. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive shipments, process financial information or credit card transactions, deliver our merchandise to our stores or engage in other normal business activities.

         Despite preliminary testing of the hardware and software used in our accounting, point of sale and inventory control, and distribution information systems indicating that the versions of those products now used by us are Year 2000 compliant, those systems may nevertheless contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our internal systems experience a material Year 2000 failure. The computer systems of financial institutions, major credit card processors, utility companies, telecommunications providers and other third-party service providers outside of our control may not be Year 2000 compliant. The failure by such entities to achieve timely Year 2000 compliance could result in significant disruptions in the services provided to us, which could adversely affect our business, operating results and financial condition.

         We currently purchase merchandise from a significant number of vendors, and do not make purchases or otherwise exchange data with our vendors electronically. Because we purchase from such a diverse group of vendors, we do not believe that we are dependent on the operations of any single vendor or group of vendors. As a result, we do not intend to inquire systematically about the Year 2000 readiness of our vendors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding under our $32.0 million revolving credit facility. This debt has a maturity date of September 30, 2002 and bears interest at a rate per annum equal to either (1) the base rate established by BankBoston, N.A. plus 1.00% or (2) the Eurodollar rate of BankBoston, N.A. plus 2.50%, at our option and subject to adjustments. As of September 25, 1999, our outstanding balance under the revolving credit facility was $18.0 million, with an interest rate on outstanding borrowings of 8.22%. Subsequent to our initial public offering on October 19, 1999, we applied the approximately $13.5 million of net proceeds from our initial public offering to our secured indebtedness outstanding at the time of such payment. We may borrow additional funds under our facility as needed. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates.

         The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information with respect to this Item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning our executive officers and directors. We expect to add two independent directors in fiscal 2000.

NAME                                                 AGE        POSITION
----                                                 ---        --------
EXECUTIVE OFFICERS AND DIRECTORS
   Bernard Zeichner...............................    55 Chairman of the Board, Chief Executive Officer, President and Director
   Harriet A. Bailiss-Sustarsic...................    42 Executive Vice President, General Merchandise Manager
   Daniel T. Carter...............................    43 Executive Vice President, Chief Financial Officer
   R. Tina Kernohan...............................    46 Executive Vice President, Store Operations
   Allan W. Karp..................................    44 Director
   David J. Oddi..................................    29 Director


         BERNARD ZEICHNER has been our President since May 1996. Mr. Zeichner also serves as Chief Executive Officer and Chairman of the Board of Directors. Prior to joining us, he was President of the retail division of Guess? from 1993 to 1995. Prior to that, Mr. Zeichner was employed by Contempo Casuals, serving as President from 1982 to 1993 and as Chief Executive Officer from 1989 to 1993. From 1977 to 1982, Mr. Zeichner was Executive Vice President of Joske's of Texas, a department store chain.

         HARRIET A. BAILISS-SUSTARSIC has been Executive Vice President and General Merchandise Manager since October 1996. From 1993 to 1996, Ms. Sustarsic was Director of Merchandising for the knits division of Rampage Clothing Company, a junior apparel manufacturer. Previously, Ms. Sustarsic worked for Contempo Casuals from 1987 to 1993, starting as a buyer and rising to a Divisional Merchandise Manager. Ms. Sustarsic began her retail career in 1980 at The Broadway department store chain and served in various merchandising positions.

         DANIEL T. CARTER joined us in June 1998 as our Executive Vice President and Chief Financial Officer. Prior to joining us, from September 1997 through May 1998, Mr. Carter was Chief Financial Officer for Advanced Marketing Services, a public company that wholesales books to Costco and Sam's Club. From 1986 to September 1997, Mr. Carter was employed by The Price Company, the operator of Price Clubs, and follow-up entities, serving as Senior Vice President for PriceCostco and Chief Financial Officer for Price Enterprises. Mr. Carter is a Certified Public Accountant.

         R. TINA KERNOHAN began her employment with us in June 1996 as Regional Manager and was promoted to Executive Vice President, Store Operations in October 1997. From 1991 to 1996, Ms. Kernohan held the title of District Manager at Miller's Outpost, where she supervised the operation of 20 stores. Ms. Kernohan was employed by Contempo Casuals from 1974 to 1990, where she advanced from sales to regional management, supervising 40 stores across five states.

         ALLAN W. KARP has been a Director since September 1996. Since 1990, Mr. Karp has been a Partner of Saunders Karp & Megrue Partners, L.L.C., or its predecessor, which serves as the general partner of SKM Partners, L.P., which serves as the general partner of the SKM Funds and Saunders Karp & Megrue, L.P. Before founding Saunders Karp & Megrue, L.P., Mr. Karp was a Principal in the Merchant Banking Department at Morgan Stanley & Co., Inc.

         DAVID J. ODDI has been a Director since September 1996. Mr. Oddi joined Saunders Karp & Megrue, L.P. as an Associate in 1994 and is currently a Partner of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Partners, L.P., which serves as the general partner of the SKM Funds and Saunders Karp & Megrue, L.P. Prior to joining Saunders Karp & Megrue, L.P., Mr. Oddi was a financial analyst in the Leveraged Finance Group at Salomon Brothers Inc. Mr. Oddi also serves on the board of directors of The Children's Place Retail Stores, Inc., a specialty retailer of apparel and accessories for children.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the cash compensation paid or accrued for fiscal years ended September 25, 1999 and September 26, 1998, to our Chief Executive Officer and the other executive officers other than the Chief Executive Officer who received more than $100,000 in salary and bonus during these fiscal years. We did not make any restricted stock awards or long-term incentive plan payments in fiscal years ended September 25, 1999 and September 26, 1998. The amount of cash compensation does not include the aggregate value of personal benefits or securities, property or other non-cash compensation paid or distributed other than pursuant to a plan which was less than the lesser of $50,000 and ten percent (10%) of the cash compensation received by such officer.

                                                                            ANNUAL COMPENSATION
                                                                  -----------------------------------
        NAME/PRINCIPAL POSITION                 YEAR              SALARY ($)                BONUS ($)
        ------------------------                ----              ----------                ---------
Bernard Zeichner                                1999                280,288                  275,000
Chief Executive Officer and President           1998                275,001                    --

Harriet A. Bailiss-Sustarsic                    1999                200,346                  111,000
Executive Vice President,                       1998                161,231                    --
General Merchandise Manager

Daniel T. Carter                                1999                206,834                  120,000
Executive Vice President,                       1998                 56,154                    --
Chief Financial Officer

R. Tina Kernohan                                1999                102,558                   48,780
Executive Vice President,                       1998                 93,942                   13,247
Store Operations


             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The table sets forth information for the officers indicated below with respect to options held as of September 25, 1999. There was no public trading market for our common stock as of September 25, 1999 and no options were exercised by officers during fiscal 1999. Accordingly, the values in the table have been calculated on the basis of an initial public offering price of $11.00 per share less the applicable exercise price.

                                                                       NUMBER OF SHARES OF
                                                                     COMMON STOCK UNDERLYING           VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                                                                       FISCAL YEAR END (#)              FISCAL YEAR END ($)
                                                                       -------------------              -------------------
NAME                                                              EXERCISABLE      UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                                                              -----------      -------------   -----------     -------------
Bernard Zeichner......................................              366,000           549,000       $3,550,200       $5,325,300
Harriet A. Bailiss-Sustarsic..........................               43,200            64,800       $  432,000       $  648,000
Daniel T. Carter......................................               20,000            80,000       $  150,000       $  600,000
R. Tina Kernohan......................................               21,600            32,400       $  216,000       $  324,000


                              DIRECTOR COMPENSATION

         Our by-laws require that each non-employee director will be entitled to an annual fee of $10,000 plus $500 for each meeting attended, which fee may be waived by any such director. For fiscal 1999, Messrs. Karp and Oddi have waived these fees. Our directors will also be eligible to participate in the 1999 Equity Incentive Plan.

                              EMPLOYMENT CONTRACTS

         We have entered into an employment agreement with Bernard Zeichner that will remain effective through September 30, 2001. Under the terms of the employment agreement, Mr. Zeichner has agreed to serve as the President and Chief Executive Officer of our operating subsidiary and as a member of the board of directors of such subsidiary. Mr. Zeichner will receive an annual base salary of $350,000, an annual incentive bonus, lump sum cash payments in the amount of $25,000 in each of fiscal years 2000 and 2001 and medical and other benefits. Such bonus will be based on a percentage, up to 0.75%, of our earnings before interest, taxes, depreciation and amortization, depending on the growth in such earnings. Upon completion of our initial public offering, the vesting for 75% of Mr. Zeichner's outstanding unvested options accelerated. This resulted in accelerated vesting for options to purchase 274,500 shares of our common stock. If Mr. Zeichner's employment is terminated without cause or Mr. Zeichner resigns his position as a consequence of a material alteration of his responsibilities, movement of our headquarters outside San Diego or a material breach of the employment agreement or the Stockholders Agreement, he will be entitled to one year of his base salary at the time of termination, payable in 12 equal monthly installments.

                               STOCK OPTION PLANS

         We have historically granted options for the purchase of our common stock pursuant to our 1996 Long-Term Incentive Plan and our

1999 Long-Term Incentive Plan. The board of directors has resolved, however, that no further grants may be made under either the 1996 Long-Term Incentive Plan or the 1999 Long-Term Incentive Plan. There are currently options to purchase 1,824,600 shares of our common stock outstanding under these plans.

         Our board of directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of our initial public offering. Our 1999 Equity Incentive Plan was adopted by the board of directors and our stockholders on July 29, 1999. The 1999 Equity Incentive Plan will be administered by the compensation committee of our board of directors. See the "Report of The Compensation Committee of the Board of Directors of Executive Compensation."

                         CHANGE OF CONTROL ARRANGEMENTS

         Under our 1999 Equity Incentive Plan, upon an acquisition of us by merger or asset sale, the compensation committee shall have the discretion to:

         - make any outstanding stock option and stock appreciation right exercisable in full;

         -        remove the restrictions from any restricted stock;

         - cause us to make any payment and provide any benefit under any deferred stock award or performance award; and

         - remove any performance or other conditions or restrictions on any award.

         In lieu of the action described above, the compensation committee may arrange to have the successor corporation assume any outstanding award or grant a substantially equivalent replacement award. Furthermore, if any person or entity acquires more than 25% of our voting power, other than by consolidation or merger, or if within any 24 month period, persons who were members of the board of directors immediately prior to such 24-month period, together with any persons who were first elected as directors (other than as a result of any settlement of a proxy or consent solicitation contest) during such 24-month period, and who constituted a majority of the board of directors at the time of such election, cease to constitute such a majority, then:

         - any options outstanding at such time shall become exercisable to the full extent of the original grant and all shares of restricted stock not otherwise vested shall vest;

         - holders of performance awards with unfilled conditions shall be entitled to receive a cash payment per performance award equal to the full value of the cash component of the award plus the fair value of the stock included in the award;

         - options and stock appreciation awards shall not be terminated as a result of termination of employment, other than by reason of death, disability or retirement, until seven months after the employment termination or the expiration of the original terms of the option or stock appreciation right; and

         - neither the compensation committee nor our board of directors will be able to amend or further restrict any option, stock appreciation right, share of restricted stock or performance award, or amend the terms of the 1999 Equity Incentive Plan in any manner adverse to the holder of an award without the written consent of that holder.

                               STOCK PURCHASE PLAN

         We implemented an employee stock purchase plan following the completion of our initial public offering. The employee stock purchase plan is designed to enable eligible employees to purchase shares of our common stock at a discount on a periodic basis through payroll deductions. We have reserved an aggregate of 350,000 shares of our common stock for issuance pursuant to this plan. The purchases under the stock purchase plan will occur at the beginning of each option period. The first option period commenced on the date of our initial public offering and will end on June 30, 2000. Thereafter, each option period will be six months in duration. Our employees are eligible to participate if they have been employed by us or our subsidiaries for at least six months, as of the first day of any option period, and are scheduled to work for at least 20 hours per week. Under the stock purchase plan, eligible employees, including executive officers, are permitted to purchase on an after-tax basis our common stock through payroll deductions that may not exceed 15% of their cash compensation, including commissions, bonuses, and overtime. Notwithstanding the foregoing, no employee who is a 5% or greater holder of our voting stock is eligible to participate in the plan. The amount contributed by each participant over the course of an option period will be used to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock at the beginning or the end of a purchase period, whichever is lower. Participants may purchase no more than 83 1/3 shares of common stock for each full month of the initial option period and 500 shares of common stock for each option period thereafter. Unless terminated sooner, the stock purchase plan will terminate following the end of the first option period beginning ten years from its effective date. The employee stock purchase plan is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code. The board of directors has authority to amend or terminate the stock purchase plan, provided no such action may adversely affect the rights of any participant.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We have a compensation committee comprised of Messrs. Karp and Oddi. The compensation committee has the authority to approve salaries and bonuses and other compensation matters for our officers, to approve employee health and benefit plans and to administer our stock option plans.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                            OF EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors for fiscal 1999 consisted of our two nonemployee directors.

         The Compensation Committee is responsible for setting and administering the policies governing compensation of our executive officers, including cash compensation and stock ownership programs. The goals of the Company's compensation policy are to attract and retain executive officers who contribute to our overall success, by offering compensation that is competitive in the retail apparel industry for companies our size, to motivate executives to achieve our business objectives and to reward them for their achievements. We generally use salary, incentive compensation and stock options to meet these goals.

SALARY

         Salaries are set by the Compensation Committee for the Chief Executive Officer within the range of salary for similar positions in other companies of similar size in the retail apparel industry, based on a variety of available published information. The CEO's salary approximates the average for salaries among comparable companies, although his salary is also adjusted based on the CEO's experience, tenure, prior performance and the level of equity ownership in the Company. Our CEO currently determines the salaries of the other executive officers.

EQUITY COMPENSATION

         We believe that employee equity ownership provides additional motivation to maximize value for our shareholders. Because our stock options are granted at the prevailing market price, the stock options will only have value if our stock price increases over the exercise price. The Compensation Committee believes, therefore, that the stock options align the interests of our employees with those of our shareholders.

         We have historically granted options for the purchase of our common stock pursuant to our 1996 Long-Term Incentive Plan and our 1999 Long-Term Incentive Plan. The board of directors has resolved, however, that no further grants may be made under either of these plans. Each of these plans provides that, so long as the SKM Funds own more than 25% of our outstanding common stock, the option holders have tag along rights in the event of a private sale by the SKM Funds of their shares of common stock. Currently, there are options to purchase 1,824,600 shares of our common stock outstanding under these plans.

         Our board of directors and stockholders adopted the 1999 Equity Incentive Plan, effective upon the competition of our initial public offering on October 19, 1999. The 1999 Equity Incentive Plan provides for the grant of a variety of stock and stock-based awards and related benefits, including stock options, restricted and unrestricted shares, deferred stock, performance awards, rights to receive cash or shares with respect to an increase in the value of our common stock. The 1999 Equity Incentive Plan's eligibility criteria are intended to encompass those employees, officer, directors and consultants who are in a position to make a significant contribution to the success of Charlotte Russe.

         The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and nonqualified options. The option exercise price of each incentive stock option shall be determined by the compensation committee of our board of directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant. Options granted at below the fair market value of the common stock on the grant date could result in a charge against our reported earnings.

         In general, and except as otherwise determined by the compensation committee of our board of directors, all rights under awards granted pursuant to the 1999 Equity Incentive Plan to which the participant has not become irrevocably entitled will terminate upon termination of the participant's employment, consulting or service relationship with us. No award granted under the 1999 Equity Incentive Plan, other than an award in the form of an outright transfer of cash or unrestricted stock, may be transferred other than by will or by the laws of descent and distribution. During a participant's lifetime an award requiring exercise may be exercised only by the participant, or in the event of the participant's incapacity, the person legally appointed to act on the participant's behalf.

         Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be issued under the 1999 Equity Incentive Plan is 750,000 shares. The maximum number of shares of common stock as to which options or stock appreciation rights may be granted to any participant in any one calendar year is 200,000. Upon the completion of our initial public offering, we issued options under the 1999 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock.

                       CHIEF EXECUTIVE OFFICER COMPENSATION

         Under an employment contract, which was revised and extended in October 1999, Mr. Zeichner serves as President and Chief Executive Officer of Charlotte Russe, Inc., as a member of its board of directors and as a member of Charlotte Russe Holding, Inc.'s board of directors through September 30, 2001. The employment agreement provides Mr. Zeichner with an annual base salary, an annual incentive bonus opportunity and the grant of options to purchase up to 3.5% of our common stock on a primary basis. Such options have a ten year term and vest and become exercisable in five equal annual installments, subject to acceleration based on the market performance of our stock. For years prior to fiscal 2000, Mr. Zeichner was eligible for a bonus based upon achievement of budgeted annual performance goals established by the board of directors. The bonus opportunity ranged from 0% to 100% of Mr. Zeichner's base salary, with 35% of base salary payable upon attainment of 100% of the budgeted performance goals. Under the terms of the amended employment agreement, Mr. Zeichner will receive an annual base salary of $350,000, an annual incentive bonus, lump sum cash payments in the amount of $25,000 in each of fiscal years 2000 and 2001 and medical and other benefits. Such bonus will be based on a percentage, up to 0.75%, of our earnings before interest, taxes, depreciation and amortization, depending on the growth in such earnings. If Mr. Zeichner's employment is terminated without cause or Mr. Zeichner resigns his position as a consequence of a material alteration of his responsibilities, movement of our headquarters outside San Diego or a material breach of the employment agreement or the Stockholders Agreement, he will be entitled to one year of his base salary at the time of termination, payable in 12 equal monthly installments.

         In accordance with the terms of the employment agreement, Mr. Zeichner was paid a salary of $280,288 during fiscal 1999. Mr. Zeichner also received a bonus of $275,000 based on the achievement of earnings before interest, taxes, depreciation and amortization in excess of a targeted amount of $26.0 million, which represented a 47.0% increase over the performance of the preceding fiscal year. Upon completion of our initial public offering, the vesting for 75% of Mr. Zeichner's outstanding unvested options accelerated. This resulted in accelerated vesting for options to purchase 274,500 shares of our common stock. We believe that Mr. Zeichner's stock ownership directly aligns his interests to those of our stockholders, and will enhance our stockholders' returns.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of December 15, 1999 for:

         (1) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

         (2)      each director and executive officer; and

         (3)      all directors and executive officers as a group.

         As of December 15, 1999, there were 20,136,980 shares of outstanding common stock. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Charlotte Russe Holding, Inc., 4645 Morena Boulevard, San Diego, CA 92117.

                                                                 SHARES BENEFICIALLY
                                                                        OWNED
                                                                        -----
NAME OF BENEFICIAL OWNER                                         NUMBER        PERCENT
------------------------                                         ------        -------
EXECUTIVE OFFICERS AND DIRECTORS
Bernard Zeichner(1).......................................         1,372,772        6.55%
Harriet A. Bailiss-Sustarsic(2)...........................            64,800            *
Daniel T. Carter(3).......................................            21,500            *
R. Tina Kernohan(4).......................................            32,400            *
Allan W. Karp(5)..........................................        18,212,848        82.40
David J. Oddi(5)..........................................        18,209,348        82.39
All Directors and Executive Officers
  as a Group..............................................        19,706,320        85.52
FIVE PERCENT (5%) STOCKHOLDERS
John F. Megrue(5).........................................        18,207,348        82.38
Thomas A. Saunders, III(5)................................        18,207,348        82.38

-----

*        Less than one percent

(1) Includes 549,000 shares of common stock subject to options exercisable within sixty days after September 25, 1999 and options to purchase 274,500 shares of common stock which vested immediately upon the closing of our initial public offering on October 19, 1999.

(2) Includes 64,800 shares of common stock subject to options exercisable within sixty days after September 25, 1999.

(3) Includes 20,000 shares of common stock subject to options exercisable within sixty days after September 25, 1999.

(4) Includes 32,400 shares of common stock subject to options exercisable within sixty days after September 25, 1999.

(5) Includes (a) 16,074,572 shares of common stock owned by The SK Equity Fund, L.P., (b) 167,336 shares of common stock owned by SK Investment Fund, L.P. (collectively with The SK Equity Fund, L.P., the "SKM Funds") and (3) 1,965,440 shares of common stock which may be acquired by the SKM Funds pursuant to the exercise of warrants. SKM Partners, L.P. is the general partner of each of The SK Equity Fund, L.P. and SK Investment Fund, L.P. Messrs. Karp, Megrue, Oddi and Saunders are partners of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Partners, L.P. and, therefore, may be deemed to have beneficial ownership of the shares of common stock shown as being owned by the SKM Funds above. Messrs. Karp, Megrue, Oddi and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in the SK Investment Fund, L.P. The address for each of these entities or persons is 262 Harbor Drive, Stamford, CT 06902.

         The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and are not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those share of common stock that the stockholder has sole or shared voting of investment power and any shares of common stock that the stockholder has right to acquire within sixty (60) days after September 25, 1999 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

         In April, 1999, we agreed to loan Mr. Zeichner $1.5 million to fund the purchase of a home, and Mr. Zeichner has borrowed an aggregate of $1.0 million. The loan is evidenced by a promissory note due April 26, 2004 and the loan bears interest at a rate of 7.47% per annum. Mr. Zeichner used the net proceeds from the sale of shares of common stock in our initial public offering to repay the promissory note in full.

         In March, 1999, we loaned Ms. Bailiss-Sustarsic $120,000 to fund the purchase of a home. The loan was evidenced by a promissory note due March 12, 2004 bearing interest at a rate of 8.5% per annum. This loan was repaid in full on July 1, 1999.

         During fiscal 1998 and 1999, we purchased an aggregate of approximately $113,000 of merchandise from Slant, Inc., a manufacturer of women's apparel. Mr. Zeichner's daughter is the President and Chief Executive Officer of Slant and his wife is also a principal officer. Mr. Zeichner's wife and daughter also own a majority of the outstanding equity interests in Slant, Inc.

         We believe that our transactions have been no less favorable to us than could have been obtained from a disinterested third party.

STOCKHOLDERS AGREEMENT

         Charlotte Russe, the SKM Funds and Mr. Bernard Zeichner have entered into a stockholders agreement. This agreement provides that (1) so long as the SKM Funds own at least 25% of our total outstanding shares of common stock, they will have the right to nominate three directors and designate the chairman of the board of directors and (2) so long as the SKM Funds own at least 10% of the shares of common stock held by them immediately after the completion of our initial public offering, including shares of common stock issuable upon exercise of outstanding warrants at such date, they will have the right to nominate two directors and include one director elected by the SKM Funds on each committee of the board of directors. The stockholders agreement grants Mr. Zeichner tag along rights in the event of a private sale by the SKM Funds of their shares of common stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to the SKM Funds and piggyback registration rights to Mr. Zeichner. In the case of an underwritten demand registration, we agreed that we will not, without the managing underwriter's consent, sell or otherwise dispose of our common stock or securities convertible into our common stock for a period from 30 days prior to the effective date of the registration statement until 180 days after the effective date of our registration statement, other than pursuant to our equity plans.

         The stockholders agreement provides for Saunders Karp & Megrue, L.P., an affiliate of the SKM Funds, to render financial advisory services, including review and analysis of operational results and budgets, to us in exchange for an annual fee of $250,000, payable in advance, plus reimbursement for out-of-pocket expenses. This fee terminates when the SKM Funds own less than 10% of the shares of common stock held by them immediately after the completion of our initial public offering, including shares of common stock issuable upon exercise of outstanding warrants at such date.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. The financial statements listed in the "Index to Financial
            Statements" at page F-1 are filed as part of this report.

         2. The exhibits are listed in the Exhibit Index, which are incorporated herein by reference.

(b)      Reports on Form 8-K

                 There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, Sate of California, on the 23rd day of December, 1999.

                                    CHARLOTTE RUSSE HOLDING, INC.

                        By: /s/ DANIEL T. CARTER
                            ----------------------------------------------------
                            Daniel T. Carter
                            Executive Vice President and Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bernard Zeichner and Daniel T. Carter, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                                TITLE                                   DATE
                     ---------                                                -----                                   ----
                                                     Chief Executive Officer, President and Director
   /s/ BERNARD ZEICHNER                              (Principal Executive Officer)                                December  23, 1999
   --------------------


                                                     Chief Financial Officer and Treasurer (Principal
   /s/ DANIEL T. CARTER                              Financial Officer and Principal Accounting Officer)           December 23, 1999
   --------------------


   /s/ ALLAN W. KARP                                 Director                                                      December 23, 1999
   -----------------


   /s/ DAVID J. ODDI                                 Director                                                      December 23, 1999
   -----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE
                                                                                                                              ----
CHARLOTTE RUSSE HOLDING, INC.
Report of Ernst & Young  LLP, Independent Auditors........................................................................       F-2
Consolidated Balance Sheets as of September 25, 1999 and September 26, 1998...............................................       F-3
Consolidated Statements of Income for the years ended September 25, 1999, September 26, 1998 and September 27, 1997.......       F-4
Consolidated Statement of Stockholders' Equity for the years ended September 25, 1999,  September 26, 1998 and
   September 27, 1997.....................................................................................................       F-5
Consolidated Statements of Cash Flows for the years ended September 25, 1999, September 26, 1998 and September 27, 1997...       F-6
Notes to Consolidated Financial Statements................................................................................       F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Charlotte Russe Holding, Inc.

         We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 25, 1999 and September 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc., at September 25, 1999 and September 26, 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 1999, in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP

San Diego, California
October 29, 1999

                          CHARLOTTE RUSSE HOLDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 25,     SEPTEMBER 26,
                                                                                      1999               1998
                                                                                -----------------  ------------------
                                     ASSETS

 Current assets:
    Cash and cash equivalents...........................................            $ 2,982,025       $ 1,003,906
    Inventories.........................................................             11,193,914         8,864,789
    Other current assets................................................              2,454,230         2,013,474
    Deferred tax assets.................................................              2,450,000         1,190,000
                                                                                    -----------       -----------
    Total current assets................................................             19,080,169        13,072,169

 Fixed assets, net......................................................             37,028,566        27,625,046
 Goodwill, net..........................................................             30,446,323        31,274,707
 Deferred financing costs, net..........................................                547,603         1,100,159
 Other assets...........................................................              1,466,359         1,354,886
                                                                                    -----------       -----------
    Total assets........................................................            $88,569,020       $74,426,967
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable trade..............................................            $11,893,255       $ 7,398,038
    Accounts payable other..............................................              5,860,818         2,914,331
    Accrued payroll and related expense.................................              1,427,665         1,153,010
    Income taxes payable................................................                627,145           615,163
    Other accrued expenses..............................................              5,932,154         1,803,064
    Capital leases, current portion.....................................                376,790           428,000
                                                                                    -----------       -----------
    Total current liabilities...........................................             26,117,827        14,311,606

 Notes payable to bank..................................................             18,000,000        16,600,000
 Subordinated notes payable to related parties..........................                     --        11,000,000
 Capital leases, net of current portion.................................                115,926           496,874
 Deferred rent..........................................................              1,991,252           955,633
 Other liabilities......................................................                506,706           452,834
 Deferred tax liabilities...............................................              1,800,000         1,165,000
                                                                                    -----------       -----------
    Total liabilities...................................................             48,531,711        44,981,947
 Commitments
 Stockholders' equity:
    Preferred Stock $0.01 par value, 3,000,000 shares authorized,
       none issued and outstanding......................................                     --                --
    Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares - 18,310,800 at September 25,
       1999 and 18,300,000 at September 27, 1998........................                183,108           183,000
    Additional paid-in capital..........................................             19,448,073        18,691,381
    Deferred compensation...............................................               (660,000)               --
    Notes receivable from officers......................................             (1,000,000)               --
    Retained earnings...................................................             22,066,128        10,570,639
                                                                                    -----------       -----------
    Total stockholders' equity..........................................             40,037,309        29,445,020
                                                                                    -----------       -----------
 Total liabilities and stockholders' equity.............................            $88,569,020       $74,426,967
                                                                                    ===========       ===========


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED
                                                     -------------------------------------------------------------
                                                        SEPTEMBER 25,         SEPTEMBER 26,       SEPTEMBER 27,
                                                             1999                  1998               1997
                                                     --------------------  ---------------------  ----------------
 Net sales.....................................            $177,459,298          $134,091,459      $ 81,543,232
 Cost of goods sold, including buying,
    distribution and occupancy costs...........             119,141,254            93,142,372        50,722,934
                                                           ------------          ------------      ------------
 Gross profit..................................              58,318,044            40,949,087        30,820,298
 Selling, general and administrative expenses..              34,061,732            26,988,510        17,168,370
 Amortization of goodwill and other
      intangibles..............................                 895,368               895,360           814,411
 Predecessor shareholders' salaries............                      --                   --          1,200,000
                                                           ------------          ------------      ------------

 Operating income..............................              23,360,944            13,065,217        11,637,517
 Other expenses:
    Interest expense (income)..................               2,375,889             3,025,378         2,278,730
    Other charges, net.........................                 270,074               280,354           315,363
                                                           ------------          ------------      ------------
       Total other expenses...................                2,645,963             3,305,732         2,594,093
                                                           ------------          ------------      ------------
 Income before income taxes and extraordinary item           20,714,981             9,759,485         9,043,424
 Income taxes..................................               8,700,392             4,245,376         3,986,894
                                                           ------------          ------------      ------------
 Income before extraordinary item..............              12,014,589             5,514,109         5,056,530
 Extraordinary loss from early debt retirement                 (519,100)                   --                --
                                                           ------------          ------------      ------------
 Net income....................................            $ 11,495,489          $  5,514,109      $  5,056,530
                                                           ============          ============      ============

 Basic earnings per share:
    Income before extraordinary item...........            $       0.66          $       0.30      $       0.28
                                                           ============          ============      ============
    Net income.................................            $       0.63          $       0.30      $       0.28
                                                           ============          ============      ============

 Diluted earnings per share:
    Income before extraordinary item...........            $       0.57          $       0.27      $       0.25
                                                           ============          ============      ============
    Net income.................................            $       0.54          $       0.27      $       0.25
                                                           ============          ============      ============

 Weighted average shares outstanding:
    Basic......................................              18,304,000            18,300,000        18,300,000
                                                           ============          ============      ============
    Diluted....................................              21,234,000            20,668,000        19,992,000
                                                           ============          ============      ============


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             ADDITIONAL                       NOTES                       TOTAL
                                         COMMON STOCK         PAID-IN       DEFERRED    RECEIVABLE FROM    RETAINED   STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL     COMPENSATION      OFFICERS       EARNINGS      EQUITY
                                     ----------    --------  -----------     ---------      -----------   -----------   -----------
  Balance at September 27,1996...    18,300,000    $183,000  $18,739,981     $      --      $        --   $         -   $18,922,981
     Net income..................            --          --           --            --               --     5,056,530     5,056,530
                                     ----------    --------  -----------     ---------      -----------   -----------   -----------
  Balance at September 27, 1997..    18,300,000     183,000   18,739,981            --               --     5,056,530    23,979,511
     Stock option transactions,
        net of tax benefit.......            --          --      (48,600)           --               --            --       (48,600)
     Net income..................            --          --           --            --               --     5,514,109     5,514,109
                                     ----------    --------  -----------     ---------      -----------   -----------   -----------
  Balance at September 26, 1998..    18,300,000     183,000   18,691,381            --               --    10,570,639    29,445,020
     Stock option transactions,
        net of tax benefit.......        10,800         108       36,692            --               --            --        36,800
     Deferred compensation
        related to stock options.            --          --      720,000      (720,000)              --            --            --
     Amortization of deferred
        compensation.............            --          --           --        60,000               --            --        60,000
     Notes receivable from
        officers.................            --          --           --            --       (1,000,000)           --    (1,000,000)

     Net income..................            --          --           --            --               --    11,495,489    11,495,489
                                     ----------    --------  -----------     ---------      -----------   -----------   -----------
  Balance at September 25, 1999..    18,310,800    $183,108  $19,448,073     $(660,000)     $(1,000,000)  $22,066,128   $40,037,309
                                     ==========    ========  ===========     ==========     ============  ===========   ===========

                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED
                                                                 -------------------------------------------------------
                                                                   SEPTEMBER 25,      SEPTEMBER 26,     SEPTEMBER 27,
                                                                       1999               1998              1997
                                                                 -----------------  ------------------  ----------------
OPERATING ACTIVITIES
Reconciliation of net income to net cash
   provided by operating activities:
   Net income................................................        $11,495,489        $ 5,514,109       $ 5,056,530
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Amortization of deferred compensation..................             60,000                 --                --
      Depreciation and amortization..........................          6,078,447          4,959,105         2,838,168
      Deferred rent..........................................          1,035,619            737,609           218,024
      Loss on disposal of asset..............................            146,039                 --                --
      Extraordinary loss from early debt retirement..........            455,295                 --                --
      Changes in operating assets and liabilities:
        Inventories..........................................         (2,329,125)        (5,064,754)       (1,016,955)
        Other current assets.................................           (440,756)        (1,156,706)          369,464
        Deferred financing costs.............................           (175,799)          (254,748)           (4,319)
        Other assets.........................................           (178,457)           (54,930)           (6,542)
        Accounts payable.....................................          7,441,704          4,692,204           356,192
        Accrued payroll and related expense..................            274,655            333,640           159,545
        Income taxes payable.................................             37,982            294,381           320,782
        Other accrued expenses...............................          4,129,090         (1,095,985)          141,314
        Other liabilities....................................             53,872            286,136            30,000
        Deferred taxes.......................................           (625,000)           168,054          (193,054)
                                                                     -----------        -----------       -----------
Net cash provided by operating activities....................         27,459,055          9,358,115         8,269,149

INVESTING ACTIVITIES
Net cash invested in acquisition of Rampage assets...........                 --         (7,276,463)       (2,046,000)
Purchases of fixed assets....................................        (14,459,578)        (8,537,486)       (5,245,194)
Net cash invested in acquisition of predecessor..............                 --                 --          (419,591)
                                                                     -----------        -----------       -----------
Net cash used in investing activities........................        (14,459,578)       (15,813,949)       (7,710,785)

FINANCING ACTIVITIES
Payments on capital leases...................................           (432,158)          (631,918)               --
Payments on notes payable to bank and revolving
   credit facility...........................................        (21,400,000)       (18,925,000)       (2,575,000)
Proceeds from notes payable to bank and revolving credit
   facility......................................................     22,800,000         24,200,000         3,000,000
Payments on notes payable to related parties.................        (11,000,000)                --                --
Funding of notes receivable from officers....................         (1,120,000)                --                --
Repayments of notes receivable from officers.................            120,000                 --                --
Proceeds from issuance of common stock.......................             10,800                 --                --
                                                                     -----------        -----------       -----------
Net cash provided by (used in) financing activities                  (11,021,358)         4,643,082           425,000
                                                                     -----------        -----------       -----------
Net increase (decrease) in cash and cash equivalents.........          1,978,119         (1,812,752)          983,364
Cash and cash equivalents at beginning of the year...........          1,003,906          2,816,658         1,833,294
                                                                     -----------        -----------       -----------
Cash and cash equivalents at end of the year.................        $ 2,982,025        $ 1,003,906       $ 2,816,658
                                                                     ===========        ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Stock option transactions, net of tax benefit................        $        --        $    48,600       $        --
                                                                     ===========        ===========       ===========
Fixed assets acquired through assumption of capital lease....        $        --        $ 1,567,313       $        --
                                                                     ===========        ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest.....................................................        $ 3,731,697        $ 2,947,606       $ 2,211,966
                                                                     ===========        ===========       ===========
Income taxes, net............................................        $ 8,911,510        $ 3,751,000       $ 4,088,756
                                                                     ===========        ===========       ===========

                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Charlotte Russe Holding, Inc. (the "Company") was incorporated in Delaware in July 1996. On September 27, 1996, the Company was capitalized through the issuance of Common Stock and long-term debt. Effective September 27, 1996, the Company acquired all of the stock of Lawrence Merchandising Corporation, a California corporation, and its affiliates, Lawrence Merchandising Corporation of Nevada and Lawrence Merchandising Corporation of Nevada II, both Nevada corporations, (collectively, the "Predecessor" companies) for approximately $35 million in cash. In addition, the Company repaid $5 million of the Predecessor's short-term borrowings concurrent with the consummation of the purchase transaction.

         The acquisition was accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $32.9 million was recognized as goodwill.

DESCRIPTION OF BUSINESS

         The Company operates in one segment selling clothing and accessories for women through its retail stores that operate under the names Charlotte Russe and Rampage (Note 2). As of September 25, 1999, the Company operated 96 mall-based retail stores in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, South Carolina, and Texas.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR

         The Company's fiscal year is the 52/53 week period ending on the last Saturday in September. Fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997 each contained 52 weeks.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

         The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

         Inventories are accounted for by the retail method. The cost of inventory is determined at the lower of the first-in, first-out (FIFO) method or market. During fiscal 1997, the Company changed from the last-in, first-out
(LIFO) method to the FIFO method. The change did not have a material effect on fiscal 1997 results of operations.

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is less. Depreciation expense for the years ended September 25, 1999, September 26, 1998 and September 27, 1997 was $4,910,019, $3,798,194
and $1,808,165, respectively.

GOODWILL AND OTHER INTANGIBLES

         Goodwill represents the excess of the cost over the fair value of net assets acquired by the Company. Goodwill is amortized on a straight-line basis over 40 years. The amortization period was determined based upon the following factors, among others: operating history, brand name recognition, merchandising strategy, vendor network, proven portability to new markets and demographics of the junior women's market. Accumulated amortization for goodwill at September 25, 1999, September 26, 1998 and September 27, 1997 was $2,471,179, $1,642,795
and $814,411, respectively.

         Other intangibles, included in Other Assets in the accompanying balance sheet, result from the Company's acquisition of Retailing, Inc. ("Rampage") and represent amounts attributable to a license agreement allowing the Company to utilize the Rampage name and other intangibles. These assets are stated at cost and are amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised. (See
Note 7). Accumulated amortization for other intangibles at September 25, 1999 and September 26, 1998 was $133,960 and $66,976, respectively.

DEFERRED FINANCING COSTS

         Debt issuance costs are amortized to interest expense using the straight line method over the life of the related debt, ranging from September 30, 2002 to September 27, 2003. Unamortized issuance costs remaining upon early retirement of debt are expensed. Accumulated amortization at September 25, 1999 and September 26, 1998 was $488,898 and $482,142, respectively.

DEFERRED RENT

         Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent.

INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets for impairment. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). The Company has identified two underperforming stores and plans to close these locations by the end of fiscal 2000. Accordingly, the Company recorded an impairment loss of $722,000, which is included in selling, general and administrative expenses. The impairment loss includes $537,000 representing the net carrying value of leasehold improvements which will be abandoned net of the expected future cash flows through the end of fiscal 2000. In addition, the impairment loss includes $185,000 for the estimated unamortized landlord allowances that are refundable upon closure. Employee termination benefits related to the store closures will be insignificant. The operating results for the two stores is not material for the years ended September 25, 1999 and September 26, 1998, respectively.

STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board Opinion (APB) No. 25 to account for stock-based compensation. The Company has decided to retain the current intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

REVENUE RECOGNITION

         Retail merchandise sales are recognized at the point of sale, less estimated sales returns. A reserve is provided for anticipated returns based on prior experience.

STORE PRE-OPENING COSTS

         Costs incurred in connection with the opening of a new store are expensed as incurred.

EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted average outstanding common shares. Dilutive earnings per share is computed based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, income tax payable and capital lease obligations are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Interest on long-term debt is primarily based on variable rates; therefore, management believes the carrying amounts for the outstanding borrowings at September 25, 1999 and September 26, 1998 approximate fair value.

COMPREHENSIVE INCOME

         In fiscal 1999, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company did not have any component of other comprehensive income for any periods presented.

ADVERTISING COSTS

         Advertising costs are expensed as incurred and were $379,116, $241,603 and $15,758, for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

RECLASSIFICATIONS

         Certain amounts in the prior years financial statements have been reclassified to conform with the fiscal 1999 presentation.

2. ACQUISITION OF RAMPAGE ASSETS

         On September 30, 1997, the Company completed the acquisition of certain assets of Rampage, a retailer of women's apparel, for a purchase price of $10,500,000, consisting of cash of which $2,000,000 was prepaid in fiscal year 1997 as a deposit, and the assumption of certain capital lease obligations. The transaction was accounted for under the purchase method and the purchase price was primarily allocated to fixed assets. The cash portion of the purchase price was funded from the Company's credit facilities.

3. FIXED ASSETS

         Fixed assets consist of the following:


                                                                                 SEPTEMBER 25,        SEPTEMBER 26,
                                                                                     1999                 1998
                                                                                  -----------         -----------
Leasehold improvements.................................................           $32,845,734         $23,690,119
Furniture and fixtures.................................................            10,219,482           6,764,970
Equipment and vehicles.................................................             3,738,720           3,113,396
                                                                                  -----------         -----------
                                                                                   46,803,936          33,568,485
Less accumulated depreciation and amortization.........................            (9,775,370)         (5,943,439)
                                                                                  -----------         -----------
                                                                                  $37,028,566         $27,625,046
                                                                                  -----------         -----------
                                                                                  -----------         -----------

4. NOTES RECEIVABLE FROM OFFICERS

         In April 1999, the Company loaned $1,000,000 under a note agreement to its President and Chief Executive Officer. The full amount of the note is secured by a pledge of 750,000 shares of Common Stock of the Company, plus any shares obtained by the officer in the future. All principal and accrued interest (7.47% per annum) is due and payable on April 26, 2004, except in the event that all or any part of the pledged Common Stock is sold, the net proceeds of the sale of such shares of Common Stock must be used to repay any outstanding principal and interest. The entire amount of outstanding principal and accrued interest was repaid subsequent to September 25, 1999.

         In March 1999, the Company loaned $120,000 under a note agreement to an Executive Vice President of the Company. The full amount of the note is secured by a pledge of all shares of Common Stock of the Company obtained by the officer in the future. All principal and accrued interest (8.5% per annum) is due and payable on March 12, 2004. The entire amount of outstanding principal and accrued interest was repaid on July 1, 1999.

5. CREDIT ARRANGEMENTS

         At September 25, 1999, the Company has a revolving credit facility which provides for aggregate commitments of $32.0 million through September 1999; $30.5 million from October 1999 through September 2000; $25.0 million from October 2000 through September 2001; and $18.0 million from October 2001 through maturity. All outstanding borrowings under the revolving credit facility are due on September 30, 2002. Substantially all of the Company's assets secure the bank credit agreement. At September 25, 1999, there was $18.0 million outstanding under the revolving credit facility.

         Interest on the amended revolving credit facility is payable quarterly at either (i) the bank's Base Rate, as defined, plus 1.00% or (ii) the bank's Eurodollar rate plus 2.50%, at the Company's option, subject to certain adjustments. At September 25, 1999, the interest rate on outstanding borrowings was 8.22%.

         Pursuant to the terms of the bank credit agreement, the Company can issue up to $5.0 million of commercial or standby letters of credit. The annual fee incurred is 2.00% for commercial and standby letters of credit plus customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 25, 1999 and September 26, 1998, there were outstanding letters of credit in the amount of $1.6 million and $1.3 million, respectively.

         The bank credit agreement requires that the Company maintain certain financial ratios and restricts future liens and indebtedness, sales of assets, and dividend payments. As of September 25, 1999, the Company is in compliance with the terms of the bank credit agreement.

         In connection with the original bank credit agreement, the Company issued warrants to purchase approximately 413,560 shares of the Company's Common Stock at $1.00 per share. The number of shares of common stock issuable under the warrant increased by an aggregate of 216 shares pursuant to anti-dilution provisions. The warrants are exercisable immediately and expire on September 27, 2006. The warrants were valued at approximately $152,000, which is included in deferred financing costs and the warrants are being amortized on a straight-line basis over the life of the agreement, as amended. The fair value of the warrants was estimated at the date of grant using the minimum value method with the following assumptions: risk free interest rate of 6.0%; an expected warrant life of 7.5 years; and no annual dividends. On October 19, 1999, the warrants were exercised in conjunction with the Company's initial public offering in a cashless transaction resulting in the issuance of 376,180 shares of the Company's common stock.

         The Company has entered into an interest rate swap agreement to manage certain of its interest rate exposure. The notional amount associated with this agreement was established at $11.0 million with annual reductions of $2.0 million during the contract life until expiration in May 2001. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. As a result of the agreement, a portion of the Company's variable rate bank debt is effectively converted to fixed rate debt and has a pay rate of 8.56%, subject to certain adjustments. The interest rate differential to be received or paid is recognized as a component of interest expense over the life of the agreement. This instrument is not recorded on the balance sheet. However, if the instrument was recorded based on its fair value, the Company would have recorded a liability of $260,000 at September 26, 1998. On August 24, 1999, the Company paid $20,775 to terminate the interest swap agreement.

6. SUBORDINATED NOTES PAYABLE TO RELATED PARTIES

         The Company had two senior subordinated note agreements with affiliated investors which were paid off in June 1999. Interest accrued at 12.5% and was due semi-annually. Principal was due upon maturity of the notes, September 27, 2003. The Company recognized interest expense of $1,349,900, $1,371,000, and $1,375,000 for the years ended September 25,
1999, September 26, 1998 and September 27, 1997, respectively.

         In conjunction with the issuance of the two senior subordinated notes, the Company issued warrants to purchase approximately 1,964,410 shares of Common Stock at $1 per share. The number of shares of common stock issuable under these warrants increased by an aggregate of 1,030 shares pursuant to anti-dilution provisions. The warrants are exercisable immediately and expire on September 27, 2006. The warrants are valued at approximately $722,000, which is included in deferred financing costs and were being amortized on a straight-line basis over the term of the notes. The fair value of the warrants was estimated at the date of grant using the minimum value method with the following assumptions: risk free interest rate of 6.0%; an expected warrant life of 7.5 years; and no annual dividends.

         In connection with the repayment of all outstanding principal under the two agreements in June 1999, the Company incurred a prepayment fee of $255,200, which was charged to income in the accompanying statement of income for the year ended September 25, 1999 and accounted for as an extraordinary item. In addition, unamortized warrant issue costs of approximately $263,900, were written off in June 1999 resulting in total extraordinary item charges of $519,100.

7. COMMITMENTS

LEASES

         The Company leases its retail stores, warehouse, and office facilities under various operating leases which expire between 2001 and 2012. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of our proportional share of common area maintenance expenses, for the years ended September 25, 1999, September 26, 1998 and September 27, 1997 was $22,837,051, $17,049,570, and $8,766,335, respectively, including
$1,122,680, $610,267 and $452,564, respectively, of contingent rentals.

         The following is a summary of the annual future minimum capital and operating lease commitments as of September 25, 1999:


                                                                              CAPITAL         OPERATING
                                                                              LEASES            LEASES
                                                                             --------        ------------
 Year ending September:
 2000..............................................................          $398,078        $ 19,040,826
 2001..............................................................            95,027          19,506,509
 2002..............................................................            28,548          19,237,018
 2003..............................................................                --          18,660,759
 2004..............................................................                --          18,470,690
 Thereafter........................................................                --          70,066,603
                                                                             --------        ------------
 Total minimum lease payments......................................           521,653        $165,340,260
                                                                                             ============

 Less amount representing interest.................................           (28,937)
                                                                             --------

 Present value of net minimum lease payments, including $376,790
    which is current...............................................          $492,716
                                                                             ========

LICENSE AGREEMENT

         In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. The license fee is calculated as the greater of an annual fee (ranging between $300,000 to $450,000) or a percent of sales at stores operating under the Rampage name (ranging between 1.0% and 1.5%). The license agreement is for an initial term of four years with an automatic option to renew for another four years. The agreement may be renewed for ten additional four year periods, provided certain conditions are met. Currently, management believes the license agreement will be renewed for at least four additional periods. License fees are recorded monthly based on the greater of a percentage of sales or the annual fee, as defined. License fees incurred during the years ended September 25, 1999, September 26, 1998 and September 27, 1997 totaled $451,723, $354,526, and $0, respectively and are included in selling, general and administrative expenses.

STOCK OPTIONS

         In 1996, the Company established a Long-Term Incentive Plan (the 1996
Plan). The 1996 Plan provides for the issuance of shares of Common Stock under incentive and non qualified stock options. Options vest ratably at 20% per year over five years from the date of the grant, subject to certain acceleration provisions and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices which approximate the fair value of the common shares at the date of grant as determined by the Board of Directors.

         In May 1999, the Company established a 1999 Long-Term Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of shares of common stock under non qualified stock options and stock appreciation rights. The exercise price of options shall not be less than 85% of the fair market value at the date of grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. The Company's Board of Directors determines the vesting and other provisions of option and stock appreciation rights granted under the 1999 Plan.

         Pursuant to the terms of the grant in October 1996, upon completion of the Company's initial public offering on October 19, 1999, vesting for options to purchase 274,500 shares of Common Stock related to the President and CEO was accelerated and the options became fully vested. The Company has determined the stock option award to be a fixed award and as such, no compensation will be recorded.

         In July 1999, the Company's Board of Directors resolved that no further stock option grants will be made from the 1996 Plan or 1999 Plan.

8. EQUITY

         A summary of the Company's stock option activity and related information for the plans is as follows:

                                                                                                WEIGHTED AVERAGE
                                                                            OPTIONS              EXERCISE PRICE
                                                                           ---------             --------------
Outstanding at September 27, 1996...................................              --                $      --
   Granted..........................................................       1,815,000                     1.15
   Cancelled........................................................         (57,000)                    1.00
                                                                           ---------                ---------
Outstanding at September 27, 1997...................................       1,758,000                     1.16
   Granted..........................................................         216,000                     3.65
   Cancelled........................................................        (201,000)                    1.58
                                                                           ---------                ---------
Outstanding at September 26, 1998...................................       1,773,000                     1.41
   Granted..........................................................         120,000                     7.00
   Cancelled........................................................         (57,600)                    1.00
   Exercised........................................................         (10,800)                    1.00
                                                                           ---------                ---------
Outstanding at September 25, 1999...................................       1,824,600                $    1.80
                                                                           =========                =========

Exercisable, September 27, 1997.....................................              --                       --
Exercisable, September 26, 1998.....................................         319,200                    $1.17
Exercisable, September 25, 1999.....................................         648,600                    $1.31


         The following table summarizes information about stock options outstanding as of September 25, 1999:

                                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                               ------------------------------------------------------------     ---------------------------------
                                                     WEIGHTED AVERAGE
                                 NUMBER                  REMAINING         WEIGHTED AVERAGE       NUMBER         WEIGHTED AVERAGE
  EXERCISE PRICES              OUTSTANDING           CONTRACTUAL LIFE       EXERCISE PRICE      OUTSTANDING       EXERCISE PRICE
  ---------------              -----------           ----------------       --------------      -----------       --------------
$1.00...............            1,253,100                  7.0                   $1.00            503,400              $1.00
$2.00-$3.50.........              424,500                  7.6                   $2.53            139,800              $2.32
$4.00-$7.00.........              147,000                  9.3                   $6.45              5,400              $4.00

         The weighted average fair value of options granted was $2.56, $1.30 and $0.36 for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

         The Company has recorded deferred compensation in connection with the grants of certain stock options to employees during the year ended September 25, 1999. The options were granted at the then deemed fair value of $7 per share. In conjunction with the Company's initial public offering registration statement, the Company revised the estimate of the deemed fair value of its Common Stock resulting in $720,000 of deferred compensation. The deemed fair value per share represents a discount from the initial public offering per share price and is attributable to restrictions on the availability of these shares for sale (vesting provisions) and improved operating results since the date of their grant. The deferred compensation will be amortized ratably over the vesting period of the respective options. No deferred compensation was recorded for option grants prior to this period. The remaining options to purchase Common Stock were granted at exercise prices equal to the deemed fair value, as determined by the Company's Board of Directors based on valuation analyses of publicly traded peer companies.

         Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted were estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and weighted-average expected life of the option of 5 years.

         The minimum value option pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows:

                                                                                          YEARS ENDED
                                                           -------------------------------------------------------------------------
                                                           SEPTEMBER 25, 1999          SEPTEMBER 26, 1998         SEPTEMBER 27, 1997
                                                           ------------------          ------------------         ------------------
Net income as reported...............................          $11,495,489                 $5,514,109                  $5,056,530
Pro forma net income.................................          $11,392,119                 $5,396,784                  $4,950,679

Net income per share basic as reported...............          $      0.63                 $     0.30                  $     0.28
Pro forma............................................          $      0.62                 $     0.29                  $     0.27
Net income per share diluted as reported.............          $      0.54                 $     0.27                  $     0.25
Pro forma............................................          $      0.53                 $     0.26                  $     0.25


1999 EQUITY INCENTIVE PLAN

         The Company's Board of Directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of its initial public offering. The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The option exercise price of each option shall be determined by the compensation committee of the Board of Directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. Subject to adjustment for stock splits and similar events, the total number of shares of Common Stock that can be issued under the 1999 Equity Incentive Plan is 750,000 shares. The Company expects to issue options to purchase 250,000 shares of its common stock at an exercise price equal to the initial public offering price of its common stock. The terms of these options will be substantially the same as other options previously issued.

STOCK SPLIT

         In connection with the completion of its initial public offering on October 19, 1999, the Company approved a 100-for-1 stock split. In addition, the Company's certificate of incorporation was amended upon completion of its initial public offering, to authorize the issuance of up to 100,000,000 shares of Common Stock and 3,000,000 shares of Preferred Stock. Consequently, the stock option data and per share data, throughout the consolidated financial statements and the notes to the consolidated financial statements, have been restated to reflect the stock split.

INITIAL PUBLIC OFFERING

         On October 19, 1999, the Company completed its initial public offering of 1,450,000 shares of common stock for net proceeds of approximately $13.5 million.

9. INCOME TAXES

         Income taxes consist of the following:

                                                                               YEARS ENDED
                                                           -----------------------------------------------------
                                                           SEPTEMBER 25,       SEPTEMBER 26,       SEPTEMBER 27,
                                                               1999                1998                1997
                                                           -------------       -------------       -------------
Current:
   Federal...........................................        $7,801,816         $3,232,670           $3,505,000
   State.............................................         1,523,576            844,652              870,000
                                                             ----------         ----------           ----------
                                                              9,325,392          4,077,322            4,375,000
Deferred:
   Federal...........................................          (526,703)           143,054             (369,984)
   State.............................................           (98,297)            25,000              (18,122)
                                                             ----------         ----------           ----------
                                                               (625,000)           168,054             (388,106)
                                                             ----------         ----------           ----------
Income taxes.........................................        $8,700,392         $4,245,376           $3,986,894
                                                             ==========         ==========           ==========

         A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

                                                                               YEARS ENDED
                                                           -----------------------------------------------------
                                                           SEPTEMBER 25,       SEPTEMBER 26,       SEPTEMBER 27,
                                                               1999                1998                1997
                                                           -------------       -------------       -------------
Tax at U.S. statutory rates..........................        $7,250,183         $3,318,225           $3,074,795
State income taxes, net of federal tax benefit.......           908,862            573,970              574,200
Non deductible expenses..............................           197,761            161,256              187,222
Other, net...........................................           343,586            191,925              150,677
                                                             ----------         ----------           ----------
                                                             $8,700,392         $4,245,376           $3,986,894
                                                             ==========         ==========           ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  SEPTEMBER 25, 1999        SEPTEMBER 26, 1998
                                                                  ------------------        ------------------
Deferred tax assets:
   Inventory.........................................                $ 1,014,152               $   525,547
   Deferred rent.....................................                    788,870                   378,274
   State income taxes................................                    343,743                   208,293
   Employee benefit programs.........................                    221,523                   176,520
   Other accrued expenses............................                    870,582                   279,640
                                                                     -----------               -----------
Total deferred tax assets............................                  3,238,870                 1,568,274
Deferred tax liabilities:
   Tax over book depreciation........................                 (1,763,168)               (1,102,251)
   Intangibles.......................................                   (825,702)                 (441,023)
                                                                     -----------               -----------
Total deferred tax liabilities.......................                 (2,588,870)               (1,543,274)
                                                                     -----------               -----------
Net deferred tax assets..............................                $   650,000               $    25,000
                                                                     ===========               ===========

10. RELATED PARTY TRANSACTIONS

         The Company expensed a management fee of $250,000 to its majority shareholder during each of the years ended September 25, 1999, September 26, 1998 and September 27, 1997. This fee terminates at any time when the majority shareholder owns less than 10% of the shares of common stock, including shares of common stock issuable upon exercise of outstanding warrants at such date.

         The Company's majority shareholder and its CEO have entered into a stockholders agreement. This agreement provides that (1) as long as the majority shareholder owns more than 25% but less than 50% of the Company's outstanding shares, they will have the right to nominate three directors and (2) as long as the majority shareholder own at least 10% of the shares of common stock held by them immediately after the completion of this offering, they will have the right to nominate two directors. The stockholders agreement grants the Company's CEO certain tag along rights in the event of a private sale by the majority shareholder of their shares of common stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to the majority shareholder and piggyback registration rights to the CEO.

         For the years ended September 25, 1999 and September 26, 1998, the Company purchased approximately $89,000 and $24,000, respectively, of merchandise from a company primarily owned by family members of one of our officers.

11. EMPLOYEE SAVINGS PLAN

         The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were $50,062, $30,648 and $0 for the years ended September 25, 1999, September 26, 1998, and September 27, 1997, respectively.

12. EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in basic and diluted earnings per share is as follows:

                                                                               YEARS ENDED
                                                           -----------------------------------------------------
                                                           SEPTEMBER 25,       SEPTEMBER 26,       SEPTEMBER 27,
                                                               1999                1998                1997
                                                           -------------       -------------       -------------
Net income.........................................         $11,495,489         $5,514,109           $5,056,530
                                                            -----------         ----------           ----------
Income before extraordinary item...................         $12,014,589         $5,514,109           $5,056,530
                                                            ===========         ==========           ==========
Income before extraordinary item per share:
   Basic...........................................         $      0.66         $     0.30           $     0.28
   Effect of dilutive securities stock options.....               (0.03)             (0.01)               (0.01)
   Effect of dilutive securities warrants..........               (0.06)             (0.02)               (0.02)
                                                            -----------         ----------           ----------
   Diluted.........................................         $      0.57         $     0.27           $     0.25
                                                            -----------         ----------           ----------
Earnings per share:

   Basic...........................................         $      0.63         $     0.30           $     0.28
   Effect of dilutive securities stock options.....               (0.03)             (0.02)               (0.02)
   Effect of dilutive securities warrants..........               (0.06)             (0.01)               (0.01)
                                                            -----------         ----------           ----------
   Diluted.........................................         $      0.54         $     0.27           $     0.25
                                                            ===========         ==========           ==========
Weighted average number of shares:

   Basic...........................................          18,304,000         18,300,000           18,300,000
   Effect of dilutive securities stock options.....             844,000            627,000              444,000
   Effect of dilutive securities warrants..........           2,086,000          1,741,000            1,248,000
                                                            -----------         ----------           ----------
   Diluted.........................................          21,234,000         20,668,000           19,992,000
                                                            ===========         ==========           ==========

                                  EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

EXHIBIT  DESCRIPTION
-------  -----------
2.1 Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1 Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended+ (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2 Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3 Amended and Restated By-laws of Charlotte Russe Holding, Inc.+ (Exhibit 3.3 to Registration Statement 333-84297 filed October 19,
         1999)

4.1 Form of common stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1 The Second Amended and Restated Revolving Credit Agreement dated as of December 23, 1998, as amended, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. (Exhibit 10.1 to Registration Statement 333-84297 filed October 19, 1999)

10.2 The Second Amended and Restated Security Agreement dated as of December 23, 1998 by and among the Charlotte Russe, Inc., Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc. of Charlotte Russe Inc. and BankBoston, N.A. (Exhibit 10.2 to Registration Statement 333-84297 filed October 19, 1999)

10.3 The Second Amended and Restated Trademark Collateral Security and Pledge Agreement dated as of December 23, 1998 by and between Charlotte Russe, Inc. and BankBoston, N.A. (Exhibit 10.3 to Registration Statement 333-84297 filed October 19, 1999)

10.4 The Second Amended and Restated Stock Pledge Agreement dated as of December 23, 1998 by and between Charlotte Russe Holding, Inc. and Bank Boston, N.A. (Exhibit 10.4 to Registration Statement 333-84297 filed October 19, 1999)

10.5 The Stock Pledge Agreement, dated as of December 23, 1998 by and between Charlotte Russe, Inc. and BankBoston, N.A. (Exhibit 10.5 to Registration Statement 333-84297 filed October 19, 1999)

10.6 The Second Amended and Restated Guaranty dated as of December 23, 1998 by Charlotte Russe Holding, Inc. in favor of BankBoston, N.A. (Exhibit 10.6 to Registration Statement 333-84297 filed October 19,
         1999)

10.7 Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P., and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

10.8 Charlotte Russe, Inc. Agency Account Agreement dated December 5, 1997 by and between Charlotte Russe, Inc. and BankBoston, N.A. (Exhibit 10.8 to Registration Statement 333-84297 filed October 19,
         1999)

10.9 Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.10 Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.11 Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.12    Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit
         10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.13    Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit
         10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.14 Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.15    Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit
         10.15 to Registration Statement 333-84297 filed October 19, 1999)

10.16 License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.17 Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19,
         1999)

10.18 Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

10.19 Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

10.20 First Amendment dated October 1, 1999 to the common stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.21 First Amendment dated October 1, 1999 to the common stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.22 Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.23 Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

21 Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1     Consent of Ernst & Young LLP*

24       Power of Attorney (See Signature Page)

27       Financial Data Schedule*

(b)      Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.