Form 10-Q
period 1999-12-25
CHARLOTTE RUSSE HOLDING INC
filed 2000-02-08
CIK 1092006

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 8, 2000
================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                            ------------------------
                                    FORM 10-Q
                            ------------------------




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      ------------------------------------
                         COMMISSION FILE NUMBER 0-27677
                      ------------------------------------




                          CHARLOTTE RUSSE HOLDING, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                       33-0724325
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)


                   4645 MORENA BOULEVARD, SAN DIEGO, CA 92117
   (Address, including Zip Code, of Registrant's Principal Executive Offices)


                                 (858) 587-1500
              (Registrant's Telephone Number, Including Area Code)



                      ------------------------------------




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, par value $0.01 per share, number of shares outstanding as of February 8, 2000: 20,136,980 shares

================================================================================

                          CHARLOTTE RUSSE HOLDING, INC.
                                TABLE OF CONTENTS


                                                                                                    PAGE NO.

                          PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS
             Consolidated Balance Sheets as of December 25, 1999 (unaudited)
             and September 25, 1999......................................................................2

             Consolidated Statements of Income (unaudited) for the three months ended December 25, 1999 and December 26, 1998........................................3

             Consolidated Statements of Cash Flows (unaudited) for the three months ended December 25, 1999 and December 26, 1998........................................4

             Notes to Consolidated Financial Statements..................................................5

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................................7

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................9


                           PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS..........................................................................10

    ITEM 2.  CHANGES IN SECURITIES......................................................................10

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................10

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................10

    ITEM 5.  OTHER INFORMATION..........................................................................10

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................10


                          CHARLOTTE RUSSE HOLDING, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                   DECEMBER 25,      SEPTEMBER 25,
                                                                                       1999              1999
                                                                                -----------------    -------------
                                                                                    (unaudited)        (audited)
                                     ASSETS
 Current assets:
    Cash and cash equivalents...........................................            $ 3,928,705       $ 2,982,025
    Inventories.........................................................              9,354,963        11,193,914
    Other current assets................................................              3,002,286         2,454,230
    Deferred tax assets.................................................              2,450,000         2,450,000
                                                                                    -----------       -----------
    Total current assets................................................             18,735,954        19,080,169

 Fixed assets, net......................................................             41,558,550        37,028,566
 Goodwill, net..........................................................             30,239,227        30,446,323
 Other assets...........................................................              1,416,373         2,013,962
                                                                                    -----------       -----------
    Total assets........................................................            $91,950,104       $88,569,020
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable trade..............................................            $ 9,814,264       $11,893,255
    Accounts payable other..............................................              1,523,448         5,222,136
    Accrued payroll and related expense.................................              1,635,788         2,508,793
    Income and sales taxes payable......................................              6,061,447         1,890,342
    Other current liabilities...........................................              8,930,927         4,783,301
                                                                                    -----------       -----------
    Total current liabilities...........................................             27,965,874        26,297,827

 Notes payable to bank..................................................                     --        18,000,000
 Deferred rent..........................................................              2,339,243         1,991,252
 Deferred tax liabilities...............................................              1,800,000         1,800,000
 Other liabilities......................................................                338,925           442,632
                                                                                    -----------       -----------
    Total liabilities...................................................             32,444,042        48,531,711
 Commitments
 Stockholders' equity:
    Preferred Stock $0.01 par value, 3,000,000 shares authorized,
       none issued and outstanding......................................                     --                --
    Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares - 20,136,980 at December 25,
       1999 and 18,310,800 at September 25, 1999........................                201,370           183,108
    Additional paid-in capital..........................................             32,963,311        19,448,073
    Deferred compensation...............................................               (624,000)         (660,000)
    Notes receivable from officers......................................                     --        (1,000,000)
    Retained earnings...................................................             26,965,381        22,066,128
                                                                                    -----------       -----------
    Total stockholders' equity..........................................             59,506,062        40,037,309
                                                                                    -----------       -----------
 Total liabilities and stockholders' equity.............................            $91,950,104       $88,569,020
                                                                                    ===========       ===========



                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       FOR THE
                                                                  THREE MONTHS ENDED
                                                     -------------------------------------------
                                                           DECEMBER 25,          DECEMBER 26,
                                                              1999                  1998
                                                     --------------------  ---------------------
 Net sales.........................................        $62,931,088           $46,007,351
 Cost of goods sold, including buying,
    distribution and occupancy costs...............         41,623,082            30,857,503
                                                           ------------          ------------
 Gross profit......................................         21,308,006            15,149,848
 Selling, general and administrative expenses......         11,915,826             8,540,466
 Amortization of goodwill and other
      intangibles..................................            223,842               223,842
                                                           ------------          ------------

 Operating income..................................          9,168,338             6,385,540
 Other expenses:
    Interest expense...............................            196,124               764,535
    Other charges, net.............................             65,262                64,370
                                                           ------------          ------------
       Total other expenses........................            261,386               828,905
                                                           ------------          ------------
 Income before income taxes and extraordinary item.          8,906,952             5,556,635
 Income taxes......................................          3,696,385             2,333,367
                                                           ------------          ------------
 Income before extraordinary item..................          5,210,567             3,223,268
 Extraordinary loss from early debt retirement.....            311,314                    --
                                                           ------------          ------------
 Net income........................................        $ 4,899,253           $ 3,223,268
                                                           ============          ============

 Basic earnings per share:
    Income before extraordinary item...............           $ 0.26                $ 0.18
                                                           ============          ============
    Net Income.....................................           $ 0.25                $ 0.18
                                                           ============          ============
Diluted earnings per share:
    Income before extraordinary item...............           $ 0.23                $ 0.15
                                                           ============          ============
    Net Income.....................................           $ 0.22                $ 0.15
                                                           ============          ============
Weighted average shares outstanding:
    Basic..........................................         19,675,418            18,300,000
                                                           ============          ============
    Diluted........................................         22,561,611            21,152,000
                                                           ============          ============


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  FOR THE
                                                                            THREE MONTHS ENDED
                                                                 -------------------------------------
                                                                    DECEMBER 25,       DECEMBER 26,
                                                                        1999               1998
                                                                 -----------------  ------------------
OPERATING ACTIVITIES
Reconciliation of net income to net cash
   provided by (used in) operating activities:
   Net income................................................        $4,899,253        $3,223,268
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Amortization of deferred compensation..................            36,000                --
      Depreciation and amortization..........................         1,747,630         1,298,364
      Deferred rent..........................................           347,991           228,721
      Extraordinary loss from early debt retirement..........           532,160                --
      Changes in operating assets and liabilities:
        Inventories..........................................         1,838,951          2,365,528
        Other current assets.................................          (548,056)            47,704
        Accounts payable trade...............................        (2,078,991)          (550,233)
        Accounts payable other...............................        (3,698,688)          (133,917)
        Accrued payroll and related expense..................          (873,005)          (153,692)
        Income and sales taxes payable.......................         4,171,105          2,774,884
        Other current liabilities............................         4,255,008          1,627,136
        Other liabilities....................................          (103,707)          (129,462)
                                                                     -----------        -----------
Net cash provided by operating activities....................        10,525,651         10,598,301

INVESTING ACTIVITIES
Other assets.................................................            48,683            (14,710)
Purchases of fixed assets....................................        (6,053,772)        (4,065,526)
                                                                     -----------        -----------
Net cash used in investing activities........................        (6,005,089)        (4,080,236)

FINANCING ACTIVITIES
Payments on capital leases...................................          (107,382)          (118,272)
Payments on notes payable to bank............................       (19,000,000)        (1,100,000)
Proceeds from notes payable to bank..........................         1,000,000            500,000
Repayments of notes receivable from officers.................         1,000,000                 --
Proceeds from issuance of common stock.......................        13,533,500                 --
                                                                     -----------        -----------
Net cash used in financing activities........................        (3,573,882)          (718,272)
                                                                     -----------        -----------
Net increase in cash and cash equivalents....................           946,680          5,799,793
Cash and cash equivalents at beginning of the period.........         2,982,025          1,003,906
                                                                     -----------        -----------
Cash and cash equivalents at end of the period...............        $3,928,705         $6,803,699
                                                                     ===========        ===========


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of September 25, 1999.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 25, 1999 are not necessarily indicative of operation results for a full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 25, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal 2000 presentation.

3.       NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

                                                                   THREE MONTHS ENDED
                                                           ---------------------------------
                                                           DECEMBER 25,       DECEMBER 26,
                                                               1999                1998
                                                           -------------       -------------
Net income.........................................         $4,899,253          $3,222,268
                                                            ----------          ----------
Income before extraordinary item...................         $5,210,567          $3,222,268
                                                            ==========          ==========
Income before extraordinary item per share:
   Basic...........................................         $     0.26          $    0.18
   Effect of dilutive securities stock options.....              (0.01)             (0.01)
   Effect of dilutive securities warrants..........              (0.02)             (0.02)
                                                            -----------         ----------
   Diluted.........................................         $     0.23          $    0.15
                                                            ===========         ==========
Earnings per share:
   Basic...........................................         $     0.25          $    0.18
   Effect of dilutive securities stock options.....              (0.01)             (0.01)
   Effect of dilutive securities warrants..........              (0.02)             (0.02)
                                                            -----------         ----------
   Diluted.........................................         $     0.22          $    0.15
                                                            ===========         ==========
Weighted average number of shares:
   Basic...........................................          19,675,418         18,300,000
   Effect of dilutive securities stock options.....             959,953            814,000
   Effect of dilutive securities warrants..........           1,926,240          2,038,000
                                                            -----------         ----------
   Diluted.........................................          22,561,611         21,152,000
                                                            ===========         ==========


4.       INITIAL PUBLIC OFFERING

         On October 19, 1999, the Company's issued 1,450,000 shares of common stock for net proceeds of $13.5 million in connection with its initial public offering.

5.       REVOLVING CREDIT FACILITY

         The Company repaid the outstanding balance of its secured revolving credit facility primarily through proceeds from the Company's initial public offering in October 1999 and from operational cash flows. In connection with the repayment of this borrowing and termination of the related agreement, unamortized deferred financing costs were written off in December 1999 resulting in an extraordinary item charge of $0.3 million.

         On December 23, 1999, the Company entered into an unsecured $15.0 million revolving credit agreement. Interest on the revolving credit facility is payable quarterly at either (i) the bank's Base Rate, as defined, or (ii) the bank's Eurodollar rate plus 1.00%, at the Company's option, subject to certain adjustments. The revolving credit facility requires that the Company maintain certain financial ratios that limits the level of indebtedness, limits the amount of fixed charges relative to operational cash flows, and establishes a minimum level of net worth. The agreement further limits the amount of dividends that may be distributed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         We have made statements in this Quarterly Report that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to certain risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women's apparel and accessory retailing.

         There may be events in the future that we are not able to accurately predict, or which we do not fully control, that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, and weather. A description of these factors, as well as others that could affect the Company's business, is set forth in the Company's Form 10-K for the fiscal year ended September 25, 1999 which should be read in conjunction with this Quarterly Report.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the Quarterly Report might not occur.

                              RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Form 10-Q. The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

                                                                               FOR THE
                                                                         THREE MONTHS ENDED
                                                                    ----------------------------
                                                                    DEMEMBER 26,     DECEMBER 25,
                                                                        1998             1999
                                                                    ------------     ------------
Net sales.....................................................            100.0%           100.0%
Cost of goods sold............................................             67.1             66.1
                                                                    ------------     ------------
Gross profit..................................................             32.9             33.9
Selling, general and administrative expenses..................             18.6             18.9
Amortization of goodwill and other intangibles................              0.4              0.4
                                                                    ------------     ------------
Operating income..............................................             13.9             14.6
Interest expense..............................................             (1.7)            (0.3)
Other charges, net............................................             (0.1)            (0.1)
                                                                    ------------     ------------
Income before income taxes and extraordinary item.............             12.1             14.2
Income taxes..................................................              5.1              5.9
                                                                    ------------     ------------
Income before extraordinary item..............................              7.0              8.3
Extraordinary loss from early debt retirement.................              0.0              0.5
                                                                    ------------     ------------
Net income....................................................              7.0%             7.8%
                                                                    ============     ============

Number of stores open at end of period........................              80               109
                                                                    ============     ============

THREE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1998

NET SALES. Net sales increased to $62.9 million from $46.0 million, an increase of $16.9 million or 36.8% over the same period last year. This increase is attributable primarily to $14.1 million of net sales for the 13 new stores opened during the three months ended December 25, 1999, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased 6.4% and contributed $2.8 million to the net sales increase during the three months ended December 25, 1999.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $21.3 million from $15.1 million, an increase of $6.2 million or 40.6% over the same period last year. This increase is the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit rose to 33.9% from 32.9%. The increase in gross profit as a percentage of net sales was principally due to lower markdown expense and higher initial markups, partially offset by higher occupancy expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $11.9 million from $8.5 million, an increase of $3.4 million or 39.5% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, these expenses increased to 18.9% from 18.6%. This increase is attributable to increased marketing expenses and increased expenses related to the opening of new stores, offset by the impact of leveraging corporate expenses over a higher sales base.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense of $0.2 million is consistent with the same period last year.

INCOME TAXES. The effective tax rate of 41.5% for the three months ended December 25, 1999 compares to an effective tax rate of 42.0% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

NET INCOME. Net income for the three months ended December 25, 1999 increased to $4.9 million from $3.2 million, an increase of $1.7 million or 52.0% over the same period last year. This increase was primarily due to an increase in gross profit, and was partially offset by an increase in selling, general and administrative expenses, an increase in income taxes, and a $0.3 million charge related to the early retirement of debt associated with the bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At December 25, 1999, we had approximately $3.9 million of cash and cash equivalents on hand. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements. As of December 25, 1999, we had negative working capital of $9.2 million.

         Net cash provided by operations was $10.5 million for the three months ended December 25, 1999 compared with $10.6 million during the three months ended December 26, 1998. Cash flows from operating activities for the period was primarily generated by income from operations and changes in working capital account balances.

         Net cash used in investing activities were $6.0 million for the three months ended December 25, 1999 compared with $4.1 million in the three months ended December 26, 1998. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

         In the three months ended December 25, 1999 and December 26, 1998, we opened 13 and 6 stores, respectively. During fiscal 2000, we plan to open between 30 to 33 stores. We anticipate that total capital expenditures during fiscal 2000 will approximate $20.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

         Net cash used by financing activities was $3.6 million for the three months ended December 25, 1999 compared with $0.7 million for the three months ended December 26, 1998. Financing activities for the three months ended December 25, 1999 primarily represents the repayment of $18.0 million of debt under our revolving credit facility offset by proceeds of $13.5 million from our initial public offering.

         On December 23, 1999, we entered into a new unsecured revolving credit agreement with BankBoston, N.A. The new facility provides us with a $15.0 million revolving line of credit under which borrowed funds bear interest at either the bank's Eurodollar rate plus 1.00% or the bank's Base Rate, at our option, subject to certain adjustments. The revolving credit facility requires that we maintain certain financial ratios such as:

          - total liabilities to earnings before interest, taxes, depreciation and amortization;

          -    fixed charges coverage; and

          -    minimum net worth

         We believe that anticipated cash flow from operations and funds anticipated to be available under our revolving credit facility, will be sufficient to fund our store expansion program and working capital requirements through fiscal 2000.

                                YEAR 2000 UPDATE

         As described in our Form 10-K for the fiscal year ended September 25, 1999, we had developed plans to address the possible exposures related to the impact on our computer systems of the Year 2000. Since entering the year 2000, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000-related disruptions impacting our vendors. We will continue to monitor our critical systems over the next several months but we do not anticipate any significant impacts due to Year 2000 exposures from our internal systems or from the activities of our suppliers and customers. If we, or any third parties with whom we have a material relationship, were to suffer adverse effects of the change from 1999 to 2000, now or in the coming months, we may be temporarily prevented from operating any or all aspects of our business in the ordinary course.

                                    INFLATION

         We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statement of income and our cash flows may be impacted by changes in interest rates. As of December 25, 1999, there was no outstanding balance under the revolving credit facility.

         Another component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

UNREGISTERED SALES OF SECURITIES

Not applicable.

DIVIDENDS

         We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansions. Moreover, under the terms of our revolving credit facility, dividends, distributions and capital stock redemptions are restricted to $5.0 million or less in any fiscal year, of which up to $2.5 million may be cash dividends paid on a non-cumulative basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 27, 1999 pursuant to the provisions of Section 228 of the General Corporation Law of the State of Delaware, our 1999 Employee Stock Purchase Plan was unanimously adopted by resolutions, in lieu of a meeting of stockholders, by three stockholders constituting a beneficial ownership interest of 99.95% of the outstanding shares of our common stock. No stockholder voted against the adoption of the plan.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         (10.1) Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc. as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent

         (10.2) Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc., and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as a Guarantor, in favor of BankBoston, N.A., as Agent

         (27.1) Financial Data Schedule

(b)      Reports on Form 8-K
         No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 8th day of February, 2000.

                                    CHARLOTTE RUSSE HOLDING, INC.

                        By: /s/ DANIEL T. CARTER
                            ----------------------------------------------------
                            Daniel T. Carter
                            Executive Vice President and Chief Financial Officer