Form 10-Q
period 2000-03-25
CHARLOTTE RUSSE HOLDING INC
filed 2000-05-08
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 8, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000

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

     COMMON STOCK, par value $0.01 per share, number of shares outstanding as of May 3, 2000: 20,234,080 shares

================================================================================

                          CHARLOTTE RUSSE HOLDING, INC.
                                TABLE OF CONTENTS


                                                                                  PAGE NO.

                      PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 25, 2000 (unaudited)
           and September 25, 1999........................................................2

           Consolidated Statements of Income (unaudited) for the three and six months ended March 25, 2000 and March 27, 1999........................3

           Consolidated Statements of Cash Flows (unaudited) for the three and six months ended March 25, 2000 and March 27, 1999........................4

           Notes to Consolidated Financial Statements....................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS....................................................6

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................9

                      PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.............................................................9

ITEM 2.    CHANGES IN SECURITIES.........................................................9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................................9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................9

ITEM 5.    OTHER INFORMATION............................................................10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................10


                          CHARLOTTE RUSSE HOLDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 25,         September 25,
                                                                    2000                1999
                                                                  ---------         ------------
                                                                 (unaudited)          (audited)
                                 ASSETS
Current assets:
   Cash and cash equivalents.............................         $ 1,131,821         $ 2,982,025
   Inventories...........................................          12,679,868          11,193,914
   Deferred tax assets...................................           2,550,000           2,450,000
   Other current assets..................................           2,006,229           2,454,230
                                                                  -----------         -----------
   Total current assets..................................          18,367,918          19,080,169

Fixed assets, net........................................          43,369,113          37,028,566
Goodwill, net............................................          30,032,131          30,446,323
Other assets.............................................           1,541,402           2,013,962
                                                                  -----------         -----------
   Total assets..........................................         $93,310,564         $88,569,020
                                                                  ===========         ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable trade................................         $12,643,541         $11,893,255
   Accounts payable other................................           2,466,037           4,620,881
   Accrued payroll and related expense...................           2,239,335           2,338,833
   Income and sales taxes payable........................           2,289,216           1,890,342
   Other current liabilities.............................           6,182,115           5,554,516
                                                                  -----------         -----------
   Total current liabilities.............................          25,820,244          26,297,827

Notes payable to bank....................................             700,000          18,000,000
Deferred rent............................................           2,723,222           1,991,252
Deferred tax liabilities.................................           1,900,000           1,800,000
Other liabilities........................................             342,096             442,632
                                                                  -----------         -----------
   Total liabilities.....................................          31,485,562          48,531,711

Commitments
Stockholders' equity:
   Preferred Stock $0.01 par value, 3,000,000 shares
      authorized, none issued and outstanding............                  --                  --
   Common Stock $0.01 par value, 100,000,000 shares
      authorized, issued and outstanding shares -
      20,136,980 at March 25, 2000 and 18,310,800 at
      September 25, 1999.................................             201,370             183,108
   Additional paid-in capital............................          32,963,311          19,448,073
   Deferred compensation.................................            (588,000)           (660,000)
   Notes receivable from officers........................                  --          (1,000,000)
   Retained earnings.....................................          29,248,321          22,066,128
                                                                  -----------         -----------
   Total stockholders' equity............................          61,825,002          40,037,309
                                                                  -----------         -----------
Total liabilities and stockholders' equity...............         $93,310,564         $88,569,020
                                                                  ===========         ===========


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                FOR THE                                   FOR THE
                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    ---------------------------------         ---------------------------------
                                                      MARCH 25,            MARCH 27,            MARCH 25,            MARCH 27,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------
Net sales......................................      $47,267,889          $35,689,161         $110,198,977          $81,696,512
Cost of goods sold, including buying,
   distribution and occupancy costs............       33,648,362           25,063,963           75,271,444           55,921,466
                                                    ------------         ------------         ------------         ------------
Gross profit...................................       13,619,527           10,625,198           34,927,533           25,775,046
Selling, general and administrative expenses...        9,691,692            7,617,547           21,607,518           16,158,013
Amortization of goodwill and other
   intangibles.................................          223,842              223,842              447,684              447,684
                                                    ------------         ------------         ------------         ------------
Operating income...............................        3,703,993            2,783,809           12,872,331            9,169,349
Other expenses:
   Interest income(expense), net...............           54,627             (634,160)            (141,497)         (1,399,695)
   Other charges, net..........................          (62,500)             (73,673)            (127,762)           (137,043)
                                                    ------------         ------------         ------------         ------------
Total other expenses...........................           (7,873)            (707,833)            (269,259)         (1,536,738)
                                                    ------------         ------------         ------------         ------------
Income before income taxes and extraordinary
   item, net of income taxes...................        3,696,120            2,075,976           12,603,072            7,632,611
Income taxes...................................        1,413,180              871,910            5,109,565            3,205,277
                                                    ------------         ------------         ------------         ------------
Income before extraordinary item...............        2,282,940            1,204,066            7,493,507            4,427,334
Extraordinary loss from early debt
   retirement..................................               --                   --              311,314                   --
                                                    ------------         ------------         ------------         ------------
Net income.....................................       $2,282,940           $1,204,066           $7,182,193           $4,427,334
                                                    ============         ============         ============         ============


Basic earnings per share:
  Income before extraordinary item.............        $0.11                $0.07                $0.37                $0.24
                                                    ============         ============         ============         ============
  Net income...................................        $0.11                $0.07                $0.36                $0.24
                                                    ============         ============         ============         ============
Diluted earnings per share:
  Income before extraordinary item.............        $0.10                $0.06                $0.33                $0.21
                                                    ============         ============         ============         ============
  Net income...................................        $0.10                $0.06                $0.32                $0.21
                                                    ============         ============         ============         ============
Weighted average shares outstanding:
  Basic........................................      20,136,980           18,300,000           19,906,199           18,300,000
                                                    ============         ============         ============         ============
  Diluted......................................      22,958,420           21,152,000           22,770,058           21,152,000
                                                    ============         ============         ============         ============


                                              See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                FOR THE                                   FOR THE
                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    ---------------------------------         ---------------------------------
                                                      MARCH 25,            MARCH 27,            MARCH 25,            MARCH 27,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------
OPERATING ACTIVITIES
Reconciliation of net income to net cash
 provided by (used in) operating activities:
 Net income....................................      $2,282,940           $1,204,066           $7,182,193            $4,427,334
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Amortization of deferred compensation........          36,000                   --               72,000                    --
  Depreciation and amortization................       1,841,563            1,449,311            3,589,193             2,747,674
  Deferred rent................................         383,979              226,816              731,970               455,537
  Loss on disposal of asset....................              --               17,802                   --                17,802
  Extraordinary loss from early debt retirement              --                   --              532,160                    --
  Deferred income taxes........................              --               75,000                   --                75,000
  Changes in operating assets and liabilities:
      Inventories..............................      (3,324,905)          (2,646,995)          (1,485,954)             (281,467)
      Other current assets.....................         996,057              280,501              448,001               328,207
      Accounts payable trade...................       2,829,277            3,004,057              750,286             2,453,824
      Accounts payable other...................       1,543,844             (474,475)          (2,154,844)             (366,055)
      Accrued payroll and related expense......         773,507              607,595              (99,498)              732,542
      Income and sales taxes payable...........      (3,772,231)          (2,543,414)             398,874               231,470
      Other current liabilities................      (3,532,559)             211,660              722,449             1,200,546
      Other liabilities........................         119,097                7,944               15,390                (4,246)
                                                    ------------         ------------         ------------         ------------
Net cash provided by operating activities......         176,569            1,419,868           10,702,220            12,018,168

INVESTING ACTIVITIES
Other assets...................................        (141,775)               8,880              (93,092)               (5,830)
Purchases of fixed assets......................      (3,428,284)          (1,530,945)          (9,482,056)           (5,596,471)
                                                    ------------         ------------         ------------         ------------
Net cash used in investing activities..........      (3,570,059)          (1,522,065)          (9,575,148)           (5,602,301)

FINANCING ACTIVITIES
Payments on capital leases.....................        (103,394)             (92,816)            (210,776)             (211,088)
Payments on notes payable to bank..............              --           (6,200,000)         (19,000,000)           (7,300,000)
Proceeds from notes payable to bank............         700,000            1,000,000            1,700,000             1,500,000
Repayments of notes receivable from officers...              --                   --            1,000,000                    --
Proceeds from issuance of common stock.........              --                   --           13,533,500                    --
                                                    ------------         ------------         ------------         ------------
Net cash provided by (used in) financing
   activities..................................         596,606           (5,292,816)          (2,977,276)           (6,011,088)
                                                    ------------         ------------         ------------         ------------
Net (decrease) increase in cash and cash
   equivalents.................................      (2,796,884)          (5,395,013)          (1,850,204)              404,779
Cash and cash equivalents at beginning of the
   period......................................       3,928,705            6,803,698            2,982,025             1,003,906
                                                    ------------         ------------         ------------         ------------
Cash and cash equivalents at end of the
   period......................................      $1,131,821           $1,408,685           $1,131,821            $1,408,685
                                                    ============         ============         ============         ============

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

     Due to the seasonal nature of the Company's business, the results of operations for the three and six month periods ended March 25, 2000 are not necessarily indicative of the results of a full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 25, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform with the fiscal 2000 presentation.

3.   NET INCOME PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.



                                                                FOR THE                                   FOR THE
                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    ---------------------------------         ---------------------------------
                                                      MARCH 25,            MARCH 27,            MARCH 25,            MARCH 27,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------
Income before extraordinary item...............      $2,282,940           $1,204,066           $7,493,507           $4,427,334
                                                    ============         ============         ============         ============
Net income.....................................      $2,282,940           $1,204,066           $7,182,193           $4,427,334
                                                    ============         ============         ============         ============
Income before extraordinary item per share:
   Basic.......................................        $0.11                $0.07                $0.37                $0.24
   Effect of dilutive securities stock options.          -                    -                  (0.01)               (0.01)
   Effect of dilutive securities warrants......        (0.01)               (0.01)               (0.03)               (0.02)
                                                    ------------          ------------         ------------         ------------
   Diluted.....................................        $0.10                $0.06                $0.33                $0.21
                                                    ============          ============         ============         ============

Net income:
   Basic.......................................        $0.11                $0.07                $0.36                $0.24
   Effect of dilutive securities stock options.          -                    -                  (0.01)               (0.01)
   Effect of dilutive securities warrants......        (0.01)               (0.01)               (0.03)               (0.02)
                                                    ------------         ------------         ------------         ------------
   Diluted.....................................        $0.10                $0.06                $0.32                $0.21
                                                    ============         ============         ============         ============
Weighted average number of shares:
   Basic.......................................      20,136,980           18,300,000           19,906,199           18,300,000
   Effect of dilutive securities stock options.         990,918              814,000              985,306              814,000
   Effect of dilutive securities warrants......       1,830,522            2,038,000            1,878,533            2,038,000
                                                    ------------         ------------         ------------         ------------
   Diluted.....................................      22,958,420           21,152,000           22,770,058           21,152,000
                                                    ============         ============         ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     We have made statements in this Quarterly Report, that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to certain risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women's apparel and accessory retailing.

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report might not occur.

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


                                                                FOR THE                                   FOR THE
                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    ---------------------------------         ---------------------------------
                                                      MARCH 25,            MARCH 27,            MARCH 25,            MARCH 27,
                                                        2000                 1999                 2000                 1999
                                                    ------------         ------------         ------------         ------------
Net sales.....................................          100.0%              100.0%               100.0%               100.0%
Cost of goods sold............................           71.2                70.2                 68.3                 68.5
                                                    ------------         ------------         ------------         ------------

Gross profit..................................           28.8                29.8                 31.7                 31.5
Selling, general and administrative expenses..           20.5                21.4                 19.6                 19.8
Amortization of goodwill and other
   intangibles................................            0.5                 0.6                  0.4                  0.5
                                                    ------------         ------------         ------------         ------------
Operating income..............................            7.8                 7.8                 11.7                 11.2
Interest income (expense), net................            0.0                (1.8)                (0.1)                (1.7)
Other charges, net............................            0.0                (0.2)                (0.1)                (0.2)
                                                    ------------         ------------         ------------         ------------
Income before income taxes and
   extraordinary item.........................            7.8                 5.8                 11.5                  9.3
Income taxes..................................            3.0                 2.4                  4.7                  3.9
                                                    ------------         ------------         ------------         ------------


Income before extraordinary item..............           4.8                 3.4                   6.8                 5.4
Extraordinary loss from early debt
   retirement.................................           0.0                 0.0                   0.3                 0.0
                                                    ------------         ------------         ------------         ------------
Net income....................................           4.8%                3.4%                  6.5%                5.4%
                                                    ============         ============         ============         ============
Number of stores open at end of period........           112                  82                   112                  82
                                                    ============         ============         ============         ============


THREE MONTHS ENDED MARCH 25, 2000 COMPARED TO THREE MONTHS ENDED MARCH 27, 1999

NET SALES. Net sales increased to $47.3 million from $35.7 million, an increase of $11.6 million or 32.4% over the same period last year. This increase is attributable primarily to $10.6 million of net sales for the three new stores opened during the three months ended March 25, 2000, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 3.0% and contributed $1.0 million to the net sales increase during the three months ended March 25, 2000.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $13.6 million from $10.6 million, an increase of $3.0 million or 28.2% over the same period last year. This increase is the result of higher net sales partially offset by decreased gross profit margin. As a percentage of net sales, gross profit decreased to 28.8% from 29.8%. The decrease in gross profit as a percentage of net sales was principally due to higher occupancy expense and slightly higher markdown expense, partially offset by higher initial markups and lower freight expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $9.7 million from $7.6 million, an increase of $2.1 million or 27.2% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administration expenses decreased to 20.5% from 21.4%. This decline is primarily due to the leveraging of corporate expenses over a higher sales base.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense of $0.2 million is consistent with the same period last year.

INCOME TAXES. The effective tax rate of 38.2% compares to an effective tax rate of 42.0% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

NET INCOME. Net income for the three months ended March 25, 2000 increased to $2.3 million from $1.2 million, an increase of $1.1 million or 89.6% over the same period last year. This increase was primarily due to an increase in gross profit and lower interest expense, partially offset by an increase in selling, general and administrative expenses.

SIX MONTHS ENDED MARCH 25, 2000 COMPARED TO SIX MONTHS ENDED MARCH 27, 1999

NET SALES. Net sales increased to $110.2 million from $81.7 million, an increase of $28.5 million or 34.9% over the same period last year. This increase is attributable primarily to $24.7 million of net sales for the 16 new stores opened during the six months ended March 25, 2000, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased 4.9% and contributed $3.8 million to the net sales increase during the six months ended March 25, 2000.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $34.9 million from $25.8 million, an increase of $9.1 million or 35.5% over the same period last year. This increase is the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit rose to 31.7% from

31.5%. The increase in gross profit as a percentage of net sales was principally due to lower freight expense and higher initial markups, partially offset by higher occupancy expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $21.6 million from $16.2 million, an increase of $5.4 million or 33.7% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administration expenses decreased to 19.6% from 19.8%. This decline is primarily due to the leveraging of corporate expenses over a higher sales base.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense of $0.4 million is consistent with the same period last year.

INCOME TAXES. The effective tax rate of 40.5% compares to an effective tax rate of 42.0% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

NET INCOME. Net income for the six months ended March 25, 2000 increased to $7.2 million from $4.4 million, an increase of $2.8 million or 62.2% over the prior fiscal year. This increase was primarily due to an increase in gross profit and lower interest expense, partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At March 25, 2000, we had approximately $1.1 million of cash and cash equivalents on hand. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements. As of March 25, 2000, we had a working capital deficit of $7.5 million.

     Net cash provided by operations was $10.7 million for the six months ended March 25, 2000 compared with $12.0 million during the six months ended March 27, 1999. Cash flows from operating activities for the period was primarily generated by income from operations and changes in working capital account balances.

     Net cash used in investing activities was $9.6 million for the six months ended March 25, 2000 compared with $5.6 million in the six months ended March 27, 1999. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

     In the six months ended March 25, 2000 and March 27, 1999, we opened 16 and eight stores, respectively. During fiscal 2000, we plan to open between 32 to 34 Charlotte Russe and Rampage stores. We anticipate that total capital expenditures during fiscal 2000 will approximate $21.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

     Net cash used by financing activities was $3.0 million for the six months ended March 25, 2000 compared with $6.0 million for the six months ended March 27, 1999. Financing activities for the six months ended March 25, 2000 primarily represent the proceeds of $13.5 million from our initial public offering and the repayment of the $18.0 million balance of our revolving credit facility.

     We believe that anticipated cash flow from operations and funds anticipated to be available under our revolving credit facility, will be sufficient to fund our store expansion program and working capital requirements through at least fiscal 2000.

                                YEAR 2000 UPDATE

     As described in our Form 10-K for the fiscal year ended September 25, 1999, we had developed plans to address the possible exposures related to the impact on our computer systems of the Year 2000. Since entering the year 2000, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000-related disruptions impacting our vendors. We will continue to monitor our critical systems over the next several months but we do not anticipate any significant impact due to Year 2000 exposures from our internal systems or from the activities or our suppliers and customers. If we, or any third parties with whom we have a material relationship, were to suffer adverse effects of the change from 1999 to 2000, now or in the coming months, we may be temporarily prevented from operating any or all aspects of our business in the ordinary course.

                                    INFLATION

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statement of income and our cash flows may be impacted by changes in interest rates. As of March 25, 2000, a total of $0.7 million was outstanding under the revolving credit facility.

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

None.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 8th day of May, 2000.

                                    CHARLOTTE RUSSE HOLDING, INC.

                        By: /s/ DANIEL T. CARTER
                            ----------------------------------------------------
                            Daniel T. Carter
                            Executive Vice President and Chief Financial Officer