Form 10-Q
period 2000-06-24
CHARLOTTE RUSSE HOLDING INC
filed 2000-08-07
CIK 1092006

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 7, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000


          / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------------

                         COMMISSION FILE NUMBER 0-27677

                       -----------------------------------

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

                       -----------------------------------

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of August 7, 2000: 20,312,912 shares.


================================================================================

                          CHARLOTTE RUSSE HOLDING, INC.

                                TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION


                                                                                      PAGE NO.
ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of June 24, 2000 (unaudited)
           and September 25, 1999........................................................2

           Consolidated Statements of Income (unaudited) for the three and nine months ended June 24, 2000 and June 26, 1999.........................3

           Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended June 24, 2000 and June 26, 1999.........................4

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



ITEM 1.    LEGAL PROCEEDINGS.............................................................9

ITEM 2.    CHANGES IN SECURITIES.........................................................9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................................9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................9

ITEM 5.    OTHER INFORMATION.............................................................9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................9


                          CHARLOTTE RUSSE HOLDING, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 24,         September 25,
                                                                                     2000               1999
                                                                                  -----------        -----------
                                                                                  (unaudited)          (audited)
ASSETS

Current assets:
   Cash and cash equivalents.............................                         $   847,554        $ 2,982,025
   Inventories...........................................                          13,647,895         11,193,914
   Deferred tax assets...................................                           2,550,000          2,450,000
   Other current assets..................................                           1,974,834          2,454,230
                                                                                  -----------        -----------
   Total current assets..................................                          19,020,283         19,080,169

Fixed assets, net........................................                          48,006,131         37,028,566
Goodwill, net............................................                          29,825,035         30,446,323
Other assets.............................................                           1,611,417          2,013,962
                                                                                  -----------        -----------
Total assets.............................................                         $98,462,866        $88,569,020
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable trade................................                         $12,779,505        $11,893,255
   Accounts payable other................................                           3,730,552          4,620,881
   Accrued payroll and related expense...................                           1,819,069          2,338,833
   Income and sales taxes payable........................                           2,464,808          1,890,342
   Other current liabilities.............................                           5,542,806          5,554,516
                                                                                  -----------        -----------
   Total current liabilities.............................                          26,336,740         26,297,827

Notes payable to bank....................................                                  --         18,000,000
Deferred rent............................................                           3,181,253          1,991,252
Deferred tax liabilities.................................                           2,000,000          1,800,000
Other liabilities........................................                             245,505            442,632
                                                                                  -----------        -----------
   Total liabilities.....................................                          31,763,498         48,531,711

Commitments:
Stockholders' equity:
   Preferred Stock $0.01 par value, 3,000,000 shares
      authorized, none issued and outstanding............                                  --                 --
   Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares - 20,237,680 at June 24, 2000 and 18,310,800 at
      September 25, 1999.................................                             202,377            183,108
   Additional paid-in capital............................                          33,444,819         19,448,073
   Deferred compensation.................................                            (552,000)          (660,000)
   Notes receivable from officers........................                                  --         (1,000,000)
   Retained earnings.....................................                          33,604,172         22,066,128
                                                                                  -----------        -----------
   Total stockholders' equity............................                          66,699,368         40,037,309
                                                                                  -----------        -----------
Total liabilities and stockholders' equity...............                         $98,462,866        $88,569,020
                                                                                  ===========        ===========


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                         --------------------------------      -----------------------------------
                                                         JUNE 24, 2000      JUNE 26, 1999      JUNE 24, 2000         JUNE 26, 1999
                                                         -------------      -------------      --------------        -------------
Net sales......................................          $  58,694,969      $  44,681,803      $  168,893,946        $ 126,378,315
Cost of goods sold, including buying,
   distribution and occupancy costs............             39,997,003         30,074,967         115,268,447           85,996,435
                                                         -------------      -------------      --------------        -------------
Gross profit...................................             18,697,966         14,606,836          53,625,499           40,381,880
Selling, general and administrative expenses...             11,071,532          8,585,175          32,679,050           24,743,176
Amortization of goodwill and other
   intangibles.................................                223,842            223,842             671,526              671,526
                                                         -------------      -------------      --------------        -------------
Operating income...............................              7,402,592          5,797,819          20,274,923           14,967,178
Other expenses:
   Interest expense, net.......................                 22,517            643,812             164,014            2,042,507
   Other charges, net..........................                 68,266             66,350             196,028              204,393
                                                         -------------      -------------      --------------        -------------
Total other expenses...........................                 90,783            710,162             360,042           2,246,900
                                                         -------------      -------------      --------------        -------------

Income before income taxes and extraordinary
   item........................................              7,311,809          5,087,657          19,914,881           12,720,278
Income taxes...................................              2,955,959          2,136,230           8,065,524            5,342,517
                                                         -------------      -------------      --------------        -------------
Income before extraordinary item...............              4,355,850          2,951,427          11,849,357            7,377,761
Extraordinary loss from early debt
   retirement..................................                     --            519,100             311,314              519,100
                                                         -------------      -------------      --------------        -------------
Net income ....................................          $   4,355,850      $   2,432,327      $   11,538,043        $   6,858,661
                                                         =============      =============      ==============        =============


Basic earnings per share:
  Income before extraordinary item.............          $        0.22      $        0.16      $         0.59        $        0.40
                                                         =============      =============      ==============        =============
  Net income...................................          $        0.22      $        0.13      $         0.58        $        0.37
                                                         =============      =============      ==============        =============
Diluted earnings per share:
  Income before extraordinary item.............          $        0.19      $        0.14      $         0.52        $        0.35
                                                         =============      =============      ==============        =============
  Net income...................................          $        0.19      $        0.11      $         0.51        $        0.32
                                                         =============      =============      ==============        =============
Weighted average shares outstanding:
  Basic........................................             20,205,485         18,300,300          20,005,961           18,300,100
                                                         =============      =============      ==============        =============
  Diluted......................................             22,877,255         21,317,300          22,780,011           21,207,100
                                                         =============      =============      ==============        =============


                             See accompanying notes.

                          CHARLOTTE RUSSE HOLDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                       ----------------------------------       -----------------------------------
                                                       JUNE 24, 2000        JUNE 26, 1999       JUNE 24, 2000         JUNE 26, 1999
                                                       -------------        -------------       -------------         -------------
OPERATING ACTIVITIES
Reconciliation of net income to net cash
 provided by operating activities:
 Net income....................................        $  4,355,850         $  2,432,327        $  11,538,043         $  6,858,661
 Adjustments to reconcile net income to net
  cash provided by operating activities:

  Amortization of deferred compensation........              36,000                   --              108,000                   --
  Depreciation and amortization................           1,932,074            1,465,959            5,527,779            4,425,276
  Deferred rent................................             458,031              270,036            1,190,001              725,573
  Loss on disposal of asset....................                  --               42,975                   --               60,777
  Extraordinary loss from early debt retirement                  --              519,100              311,314              519,100
  Deferred income taxes........................             100,000               73,000              100,000              148,000
  Changes in operating assets and liabilities:
      Inventories..............................            (968,027)           1,601,961           (2,453,981)           1,320,494
      Other current assets.....................              31,396              336,211              479,396              644,416
      Accounts payable trade...................             135,964             (830,249)             886,250            1,623,575
      Accounts payable other...................           1,264,515               66,146             (890,329)            (299,909)
      Accrued payroll and related expense......            (420,266)            (261,658)            (519,764)             470,884
      Income and sales taxes payable...........             175,592             (783,257)             574,466             (551,787)
      Other current liabilities................            (539,368)           1,072,589              176,570            2,273,136
      Other liabilities........................             (96,593)              29,218              (81,201)              25,973
                                                       -------------        -------------       -------------         -------------
Net cash provided by operating activities......           6,465,168            6,034,358           16,946,544           18,244,169

INVESTING ACTIVITIES
Other assets...................................             (86,761)            (149,925)              40,993             (347,398)
Purchases of fixed assets......................          (6,351,759)          (2,517,896)         (15,833,817)          (8,114,367)
                                                       -------------        -------------       -------------         -------------
Net cash used in investing activities..........          (6,438,520)          (2,667,821)         (15,792,824)          (8,461,765)

FINANCING ACTIVITIES
Payments on capital leases.....................             (93,430)            (103,699)            (304,206)            (314,787)
Payments on notes payable to bank..............            (700,000)                  --          (19,700,000)         (21,150,000)
Proceeds from notes payable to bank............                  --            7,450,000            1,700,000           22,800,000
Payments on notes payable from related parties.                  --          (11,000,000)                  --          (11,000,000)
Funding of notes receivable from officers......                  --           (1,120,000)                  --           (1,120,000)
Repayments of notes receivable from officers...                  --              100,000            1,000,000              100,000
Proceeds from issuance of common stock.........             482,515               10,800           14,016,015               10,800
                                                       -------------        -------------       -------------         -------------
Net cash used in financing activities..........            (310,915)          (4,662,899)          (3,288,191)         (10,673,987)
                                                       -------------        -------------       -------------         -------------

Net decrease in cash and cash equivalents......             284,267            1,296,362            2,134,471              891,583
Cash and cash equivalents at beginning of the
   period......................................           1,131,821            1,408,685            2,982,025            1,003,906
                                                       -------------        -------------       -------------         -------------
Cash and cash equivalents at end of the
   period......................................        $    847,554         $    112,323        $     847,554         $    112,323
                                                       =============        =============       =============         =============


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

         Due to the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended June 24, 2000 are not necessarily indicative of the results of a full fiscal year.

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

3.       NET INCOME PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.


                                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                          --------------------------------      ----------------------------------
                                                          JUNE 24, 2000      JUNE 26, 1999      JUNE 24, 2000       JUNE 26, 1999
                                                          -------------      -------------      --------------      --------------
Income before extraordinary item................          $   4,355,850      $   2,951,427      $   11,849,357      $    7,377,761
                                                          =============      =============      ==============      ==============
Net income......................................          $   4,355,850      $   2,432,327      $   11,538,043      $    6,858,661
                                                          =============      =============      ==============      ==============

Income before extraordinary item per share:
   Basic........................................          $        0.22      $        0.16      $         0.59      $         0.40
   Effect of dilutive securities stock options..                  (0.01)             (0.01)              (0.03)              (0.02)
   Effect of dilutive securities warrants.......                  (0.02)             (0.01)              (0.04)              (0.03)
                                                          -------------      -------------      --------------      --------------
Diluted.........................................          $        0.19      $        0.14      $         0.52      $         0.35
                                                          =============      =============      ==============      ==============

Net income:
   Basic........................................          $        0.22      $        0.13      $         0.58      $         0.37
   Effect of dilutive securities stock options..                  (0.01)             (0.01)              (0.03)              (0.02)
   Effect of dilutive securities warrants.......                  (0.02)             (0.01)              (0.04)              (0.03)
                                                          -------------      -------------      --------------      --------------
Diluted.........................................          $        0.19      $        0.11      $         0.51      $         0.32
                                                          =============      =============      ==============      ==============

Weighted average number of shares:
   Basic........................................             20,205,485         18,300,300          20,005,961          18,300,100
   Effect of dilutive securities stock options..                881,724            889,000             952,256             839,000
   Effect of dilutive securities warrants.......              1,790,046          2,128,000           1,821,794           2,068,000
                                                          -------------       -------------      --------------     --------------
Diluted.........................................             22,877,255         21,317,300          22,780,011          21,207,100
                                                          =============       =============      ==============     ==============


                          CHARLOTTE RUSSE HOLDING, INC.

                   ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


                                                          FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED

                                                       JUNE 24, 2000       JUNE 26, 1999      JUNE 24, 2000         JUNE 26, 1999
                                                       -------------       -------------      --------------        -------------
Net sales......................................            100.0%              100.0%             100.0%              100.0%
Cost of goods..................................             68.1                67.3               68.2                68.0
                                                       -------------       -------------      --------------        -------------

Gross profit...................................             31.9                32.7               31.8                32.0
Selling, general and administrative expenses...             18.9                19.2               19.4                19.6
Amortization of goodwill and other
   intangibles.................................              0.4                 0.5                0.4                 0.6
                                                       -------------       -------------      --------------        -------------

Operating income...............................             12.6                13.0               12.0                11.8
Interest expense, net..........................              0.0                 1.4                0.1                 1.6
Other charges, net.............................              0.1                 0.2                0.1                 0.2
                                                       -------------       -------------      --------------        -------------

Income before income taxes and
   extraordinary item..........................             12.5                11.4               11.8                10.0
Income taxes...................................              5.1                 4.8                4.8                 4.2
                                                       -------------       -------------      --------------        -------------
Income before extraordinary item...............              7.4                 6.6                7.0                 5.8
Extraordinary loss from early debt
   retirement..................................              0.0                 1.2                0.2                 0.4
                                                       -------------       -------------      --------------        -------------
Net income.....................................              7.4%                5.4%               6.8%                5.4%
                                                       =============       =============      ==============        =============
Number of stores open at the end of period.....              123                  85                123                  85
                                                       =============       =============      ==============        =============


THREE MONTHS ENDED JUNE 24, 2000 COMPARED TO THREE MONTHS ENDED JUNE 26, 1999

NET SALES. Net sales increased to $58.7 million from $44.7 million, an increase of $14.0 million or 31.4% over the same period last year. This increase is attributable primarily to $13.7 million of net sales for the 11 new stores opened during the three months ended June 24, 2000, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 0.6% and contributed $0.3 million to the net sales increase during the three months ended June 24, 2000.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $18.7 million from $14.6 million, an increase of $4.1 million or 28.0% over the same period last year. This increase is the result of higher net sales partially offset by decreased gross profit margin. As a percentage of net sales, gross profit decreased to 31.9% from 32.7%. The decrease in gross profit as a percentage of net sales was principally due to higher markdown expense, partially offset by higher initial markups.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $11.1 million from $8.6 million, an increase of $2.5 million or 29.0% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administration expenses decreased to 18.9% from 19.2%. This decline is primarily due to the leveraging of corporate expenses over a higher sales base, partially offset by slightly higher store operating expenses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense of $0.2 million is consistent with the same period last year.

INCOME TAXES. The effective tax rate of 40.4% compares to an effective tax rate of 42.0% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

NET INCOME. Net income for the three months ended June 24, 2000 increased to $4.4 million from $2.4 million, an increase of $2.0 million or 79.1% over the same period last year. This increase was primarily due to an increase in gross profit and lower interest expense, partially offset by an increase in selling, general and administrative expenses and a $0.5 million charge related to early repayment of the 12.5% subordinated debt in June 1999.


NINE MONTHS ENDED JUNE 24, 2000 COMPARED TO NINE MONTHS ENDED JUNE 26, 1999

NET SALES. Net sales increased to $168.9 million from $126.4 million, an increase of $42.5 million or 33.6% over the same period last year. This increase is attributable primarily to $38.4 million of net sales for the 27 new stores opened during the nine months ended June 24, 2000, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased 3.4% and contributed $4.1 million to the net sales increase during the nine months ended June 24, 2000.

GROSS PROFIT. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $53.6 million from $40.4 million, an increase of $13.2 million or 32.8% over the same period last year. This increase is the result of higher net sales partially offset by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 31.8% from 32.0%. The decrease in gross profit as a percentage of net sales was principally due to higher markdown expense and higher occupancy expense offset by higher initial markups and lower freight expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $32.7 million from $24.7 million, an increase of $8.0 million or 32.1% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administration expenses decreased to 19.4% from 19.6%. This decline is primarily due to the leveraging of corporate expenses over a higher sales base, partially offset by increased marketing expenses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles expense of $0.7 million is consistent with the same period last year.

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

NET INCOME. Net income for the nine months ended June 24, 2000 increased to $11.5 million from $6.9 million, an increase of $4.6 million or 68.2% over the prior fiscal year. This increase was primarily due to an increase in gross profit and lower interest expense, partially offset by an increase in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At June 24, 2000, we had approximately $0.8 million of cash and cash equivalents on hand. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements. As of June 24, 2000, we had a working capital deficit of $7.3 million.

         Net cash provided by operations was $16.9 million for the nine months ended June 24, 2000 compared with $18.2 million during the nine months ended June 26, 1999. Cash flows from operating activities for the period was primarily generated by income from operations and changes in working capital account balances.

         Net cash used in investing activities was $15.8 million for the nine months ended June 24, 2000 compared with $8.5 million in the nine months ended June 26, 1999. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

          In the nine months ended June 24, 2000 and June 26, 1999, we opened 27 and 11 stores, respectively. During fiscal 2000, we plan to open between 37 to 39 stores including 3 Charlotte's Room stores which are at the early stage of development and evaluation. We anticipate that total capital expenditures during fiscal 2000 will approximate $22.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

         Net cash used by financing activities was $3.3 million for the nine months ended June 24, 2000 compared with $10.7 million for the nine months ended June 26, 1999. Financing activities for the nine months ended June 24, 2000 primarily represent the proceeds of $13.5 million from our initial public offering and the repayment of the $18.0 million balance of our revolving credit facility.

         We believe that cash generated from operations and funds available under our revolving credit facility will be sufficient to fund our store expansion program and working capital requirements for at least the next 12 months.


INFLATION

         We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

                          CHARLOTTE RUSSE HOLDING, INC.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statement of income and our cash flows may be impacted by changes in interest rates. As of June 24, 2000, there was no amount outstanding under the revolving credit facility.

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

       SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 7th day of August, 2000.


                           CHARLOTTE RUSSE HOLDING, INC.


                       By: /s/ DANIEL T. CARTER
                           ----------------------------------------------------
                           Daniel T. Carter
                           Executive Vice President and Chief Financial Officer