Form 10-K
period 2000-09-30
CHARLOTTE RUSSE HOLDING INC
filed 2000-12-21
CIK 1092006

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on December 21, 2000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0724325 (I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD, SAN DIEGO, CA 92117
(Address, including Zip Code, of Registrant's Principal Executive Offices)

(858) 587-1500
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
 COMMON STOCK, PAR VALUE $0.01 PER SHARE
(Title of Each Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $275,189,562 as of December 11, 2000 based upon the closing sale price per share of the registrant's common stock as reported on the Nasdaq National Market® (Nasdaq) on such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of December 11, 2000, 20,384,412 shares of common stock, $0.01 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

The Charlotte Russe® stylized trademark referred to in this Form 10-K is federally registered in the United States and the ™, non-stylized Charlotte Russe™ and Charlotte's Room™ trademarks referred to in this Form 10-K are subject to pending applications for registration. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage® trademark referred to in this Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Clothing Company. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

    We are a rapidly growing mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women between the ages of 15 and 35. We have two distinct store concepts, "Charlotte Russe" and "Rampage," and operated a total of 136 stores as of the end of fiscal 2000. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers from a broad range of socioeconomic, demographic and cultural profiles. In addition, our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Our success is dependent upon our ability to anticipate, identify and capitalize upon the fashion preferences of our target customers.

    Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature emerging fashion trends and thus appeal to women with a flair for making fashion statements and who are willing to pay somewhat higher prices to create a cutting-edge look. Our stores are located predominately in high visibility, center court mall locations in spaces that average approximately 7,500 square feet. These stores, which are generally twice as large as those of most of our mall-based competitors, are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection.

    Our broad assortment of merchandise is centered around styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally less than prices for comparable items offered by most of our direct mall-based competitors. Over 80% of our Charlotte Russe merchandise is sold under the Charlotte Russe label and over 90% of our Rampage merchandise is sold under our proprietary ™ label. The remainder of our merchandise consists of nationally-recognized brands popular with our customers.

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

  •
  hiring a number of senior executives with national retail experience to complement our senior management team;

  •
  substantially upgrading our management information systems;

  •
  adding a second store concept by acquiring 16 Rampage stores in five states; and

  •
  consolidating our corporate and distribution center operations into a modern 125,000 square foot facility in San Diego.

    These initiatives, together with superior store economics that on average have historically generated a cash return on investment in excess of 90% in the first year of operation, have allowed us to grow significantly since our acquisition. There can be no assurance that our new stores will obtain this level of performance in the future, and our continued high growth expansion could strain our resources. As of the end of fiscal 2000, we operated 136 stores throughout 21 states and Puerto Rico, an increase of 101 stores since our acquisition at the beginning of fiscal 1997. Our net sales increased to $245.3 million in fiscal 2000 from $70.7 million in fiscal 1996, representing a compound annual growth rate of 36.5%.

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

    Offer Consistent Value Pricing.  We offer a broad assortment of fashionable, quality merchandise at prices generally below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $18.00 and $29.00. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that has enabled us to build a broad and loyal base of customers.

    Maintain Distinct Brand Images.  We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments and in-store visual merchandising. We also enhance brand recognition by offering over 80% of our Charlotte Russe merchandise under the Charlotte Russe label and over 90% of our Rampage merchandise under our proprietary ™ label. We believe that the strength of our private label merchandise, along with other nationally branded merchandise, provides opportunities for expansion of our current merchandise categories and entry into new product categories.

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

    Offer Broad, Exciting Merchandise Assortment.  Our merchandising strategy is founded on offering a broad assortment of apparel and accessories that conveys a consistent fashion attitude. Our merchandise includes ready-to-wear apparel such as knit and woven tops, dresses, shorts, pants and skirts, as well as accessories such as shoes, handbags and jewelry that enable our customers to create distinct ensembles complemented by color coordinated and fashion-forward items. Our merchandise assortment is voguish enough to attract teenage customers and yet stylish enough to retain those women as they mature into young adults. We maintain a fresh and exciting shopping environment by frequently introducing new merchandise into our stores and by regularly updating our merchandise displays. In addition, our stores average approximately 7,500 square feet and thus provide a comfortable and spacious environment that accentuates the breadth of our merchandise offerings.

    Capitalize On Strong Store Economics.  Based on our experience with recent store openings, we estimate that the average net investment to open a new store is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During their first year of operations, our new stores opened during fiscal years 1997 through 1999 generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $400,000, or more than 22.0% of net sales. Accordingly, these stores generated an average cash return on investment in excess of 90% in their first year of operations, although there can be no assurance that our new stores will obtain these levels in the future.

    Leverage Highly Experienced Management Team.  We believe our senior management team combines a unique blend of experience with the company and other national growth retailers. Following our acquisition in September 1996, Mr. Zeichner recruited eight members of our highly experienced management team, who have participated in the successful national expansion of retailers such as Contempo Casuals, Guess? and Price Club. As a group, these officers currently have an average of over 20 years of retail experience. These new managers complemented our core group of buying and operations managers who had participated in the evolution and growth of the Charlotte Russe concept and who currently have an average of over 17 years of retail experience with us. The successful integration of these distinct skill sets has produced a unique corporate culture that leverages the talents of each group. We believe that our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program.

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

    Open New Stores.  In connection with our acquisition in 1996, we initiated a program to accelerate the rate of our new store openings and to expand our operations to areas outside our core markets of southern California, Arizona and Nevada. Since that time, we have more than tripled our store base from 35 stores to 136 stores throughout 21 states and Puerto Rico as of the end of fiscal 2000. Based on this successful track record, favorable demographic trends and a solid infrastructure, we believe we are well positioned for accelerated growth over the next several years. Our plan is to open a total of at least 40 Charlotte Russe and Rampage stores during fiscal 2001, for which we have already completed our site selection and evaluation process. We expect to open new stores in existing markets as well as in markets in which we currently do not have a presence. We believe that our Charlotte Russe and Rampage stores are highly portable store concepts that achieve superior new store cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Our Charlotte Russe stores, for instance, have generated similar store-level operating cash flow margins across a variety of mall types throughout different geographic regions. In addition, we continually review our store base and have identified two under-performing stores that we are considering closing prior to the end of fiscal 2001.

    Expand Product Offerings.  We also plan to grow by increasing the breadth and depth of our product categories, which may be sold in either existing stores or through new store concepts. We have historically been able to leverage our strong brand images to expand single item offerings into an entire collection of related merchandise. For example, over the past four fiscal years we have expanded our initial offering of bras into an entire lingerie department consisting of bras, panties, intimate nighttime apparel, robes and slippers. We experienced similar success in expanding our shoe product category. We believe that a substantial market opportunity exists for adding fashionable new products, particularly in the high-margin areas of accessories and gift and decor items.

    Introduce Additional Retail Concepts.  Operating additional retail concepts represents another growth opportunity for our business. For example, we are developing a new retail concept known as Charlotte's Room. These stores feature accessories, novelty gifts and home décor items to satisfy the 11 to 19 year olds' ever-changing lifestyle wants and needs. In addition to diaries, frames, bedding, specialty jewelry, we offer a limited assortment of novelty apparel and sleepwear items. The stores average 3,300 square feet and use blue, white and silver to create an ageless, playful environment. Based upon customer response to our first three locations, we are expanding our test of this concept to reach a total of 10 to 12 stores during the next 12 to 18 months.

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

    Charlotte Russe.  Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers' lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers' broad lifestyle needs for casual, social, career and special occasion wear. Our typical dresses range in price from $19.99 to $60.00, although prices can be as high as $80.00 to $120.00 for special occasion dresses. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in these stores carries the Charlotte Russe label. Our average sales price for apparel items is $18.00, and the average sales price for all of our merchandise, including accessories, is $14.00.

    Rampage.  Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. There is also less emphasis on the career customer in our Rampage stores. The retail prices for our typical dresses range from $38.00 to $68.00, although prices can be higher for special occasion dresses. Over 90% of the Rampage merchandise is offered under our proprietary ™ label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command higher price points than Charlotte Russe, but still below our competitors. The average sales price for apparel items in our Rampage stores is $29.00, and the average sales price for all of our merchandise, including accessories, is $24.00.

Our visual merchandising strengthens our brand name and creates an exciting shopping environment.

    Our merchandising presentation communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits. Our visual merchandising team also makes use of mannequins in store windows as well as on the selling floor to enhance our merchandise presentation.

    Within our Charlotte Russe stores, we seek to create an inviting environment for our broad product offerings. Apparel merchandise is generally grouped by color and fashion trend, and accessories are typically presented as in-store boutiques. While shopping the store, our customer will observe that our merchandise extends to her various lifestyle needs, including casual, club and career wear, lingerie, shoes and accessories. We believe that the color and fashion trend presentation, when accompanied with boutiques of various accessories, creates an attractive atmosphere for our customers and that the breadth and depth of our product offerings makes us a destination location for their shopping needs.

    At our Rampage stores, we employ an equally effective visual merchandising strategy in order to capture our customers' interest. Our Rampage merchandise is generally grouped by color and fashion trend to keep the stores vibrant, hip and visually stimulating. Our stores are larger than most of our competitors, and we take advantage of our store size by providing an expansive and diverse offering of merchandise. Our store window displays and in-store graphics accentuate the fashion, quality and cutting-edge style of our merchandise.

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

    Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which in management's experience has generally resulted in short lead times of three to six weeks. Accordingly, we have established relationships with over 600 vendors to meet our ongoing fashion and inventory needs. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During fiscal year 2000, our top five vendors accounted for approximately 9.5% of our total purchases and no single vendor accounted for more than 2.4% of our total purchases.

We distribute merchandise through our modern San Diego facility.

    The timely and efficient distribution of merchandise to our stores is critical to the success of our test-and-reorder strategy. We process all of our merchandise through our modern 125,000 square foot distribution center in San Diego, California, which we built and took possession of in April 1998. Our distribution facility employs an automated system for sorting apparel by store and facilitating packaging for display in our stores. We estimate that approximately 50% of our apparel merchandise is currently pre-ticketed by our vendors, and we expect that this percentage will continue to increase over the next fiscal year. This pre-ticketing by vendors saves time, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to three business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than five days. Each store generally receives three to five merchandise shipments per week. We believe our current distribution operations are sufficient to accommodate our expected store growth and expanded product offerings into fiscal 2002.

We have stores in numerous locations throughout the United States.

    As of September 30, 2000, we operated 107 Charlotte Russe stores, 26 Rampage stores, and three Charlotte's Room stores throughout 21 states and Puerto Rico. The number of our stores located in each state is shown in the following map according to the state or territory in which such store is located.

    The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

	California	Southwest	Southeast	Northeast & Other	Total
Store count as of October 1, 1995	26	7	—	—	33
Fiscal 1996
Stores opened	0	2	—	—	2

	26	9	—	—	35
Fiscal 1997
Stores opened	3	1	2	1	7
Stores closed	(1)	0	0	0	(1)

	28	10	2	1	41
Fiscal 1998
Stores acquired (Rampage)	7	2	3	4	16
Stores opened	4	4	9	0	17

	39	16	14	5	74
Fiscal 1999
Stores opened	1	3	9	9	22

	40	19	23	14	96
Fiscal 2000
Stores opened	4	9	6	21	40

Store count at end of fiscal 2000	44	28	29	35	136

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

  •
  a careful assessment of mall traffic;

  •
  the performance of other retailers within the mall and in particular those serving our target customers;

  •
  the proposed location within the mall;

  •
  population and demographic characteristics of the area; and

  •
  projected profitability and cash return on investment.

    Immediately after site approval, we simultaneously negotiate lease terms and begin planning the store layout and design. We typically open a new store within three months after lease execution and delivery of space.

Store Operations

    Our store operations are currently organized into a Western region with eight districts, an Eastern region with six districts and a Southeastern region with five districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for an average of seven stores. Individual store personnel generally consists of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

    Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We strive to hire enthusiastic sales personnel and provide them with extensive training to create a sales staff with a strong fashion sense, a focus on customer service and a willingness to assist customers with assembling, accessorizing and coordinating outfits.

    Our standard training program for store managers includes an initial three week session at a store managed by one of our approved training managers, as well as frequent regional and district meetings. In addition, our training manual provides practical information and skill development for all store level positions. We develop new store managers by promoting from within and selectively hiring from other retail organizations. In anticipation of our store expansion, we will continue to increase the number of people in our store manager training program as appropriate to support our proposed expansion strategy.

We focus marketing and promotion on developing our brands.

    Our marketing and promotional activities contribute greatly to the development of our brands, and as our operations continue to grow nationally, these activities will expand in scope and become increasingly important to us. Historically, our marketing and promotional activities have been primarily focused on in-store initiatives. For example, we maintain store signage and in-store graphics, packaging, and displays that convey our fashion-forward orientation and brand. We have also conducted direct mail campaigns in association with new store openings and utilized limited outdoor advertising. Additionally, our periodic promotional activities are designed to drive traffic into our stores and to further our brand image of fashion and value. In fiscal 2001, we expect our marketing and promotional program will include national print and outdoor advertising. We have developed an Internet website that we believe will further enhance our brand image.

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

    We currently compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional retail department stores and, to a lesser extent, mass merchandisers. The primary competitors of Charlotte Russe are Express, Contempo Casuals, Wet Seal and Forever 21. The primary competitors of Rampage are bebe and Arden B. Our competitors sell a broad assortment of apparel and accessories that are similar and often identical to those we sell. Furthermore, our competitors may at times sell their merchandise at prices lower than what we charge for comparable merchandise. We believe that the principal bases upon which we compete in our industry are timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality. We believe that we have a significant competitive advantage over our competitors because of our exciting shopping environment. Our stores are generally twice as large as most of our mall-based competitors and provide a feminine look that is exciting to shop and accentuates the value and breadth of our merchandise selection. We also believe that we have a competitive advantage because of high consumer recognition and acceptance of our brands, our strong presence in major shopping malls throughout the United States, our relationship with our vendors and the experience of our management. The retail and apparel industries, however, are highly competitive and characterized by relatively low barriers to entry.

Our intellectual property is important to our success.

    We believe that our trademarks are important to our success. Our Charlotte Russe trademark is registered with the United States Patent and Trademark Office. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks, including ™ and Charlotte's Room. We have also submitted applications for additional uses related to the Charlotte Russe trademark. In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark on exterior or interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties negatively impact our business reputation, we have the right to rename our Rampage stores and terminate the license agreement upon 30 days written notice. Furthermore, over 90% of the merchandise in our Rampage stores is sold under our proprietary ™ label, and only a nominal amount is sold under the Rampage brand name. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the fiscal year. The license agreement has an initial term of four years with an automatic option to renew for another four years. We may also extend the license for ten additional four-year periods. We may exercise each of these extension periods, however, only if our net sales for the last fiscal year of the then current four-year extension period exceed by 10% our net sales for the fiscal year ending immediately prior to the beginning of such extension period.

We consider the relationship with our employees to be good.

    As of September 30, 2000, we employed 1,034 full-time and 1,663 part-time employees. Of our full-time employees, 162 were employed at our corporate offices, 139 were employed at our distribution center and 733 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we consider the relationship with our employees to be good.

ITEM 2. PROPERTIES

    We operated 136 stores throughout 21 states and Puerto Rico at the end of fiscal 2000. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination after three years if sales at that site do not exceed specified levels, although in some instances we are required to pay back any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We believe our distribution facility is adequate for our operations over the next several years. We also lease approximately 7,600 square feet at the CaliforniaMart in Los Angeles. This lease expires April 30, 2005.

    The number of our stores located in each state is shown in the following store list according to the state or territory in which such store is located.

Arizona (9)
Arizona Mills (Tempe) †
Arrowhead Center (Glendale)
Fashion Square (Scottsdale)
Fiesta Mall (Mesa) †
Metro Center (Phoenix)
Paradise Valley Mall (Phoenix) †
Park Place (Tucson)
Tucson Mall

California (43)
Fresno Fashion Fair
Los Angeles
  Beverly Center (R)
  Brea Mall †
  Del Amo Fashion Center (Torrance) †
  Fox Hills Mall (Culver City)
  Glendale Galleria †
  Laguna Hills Mall
  Lakewood Fashion Center
  Los Cerritos Center
  Main Place (Santa Ana)
  Mission Viejo (R)
  Montclair Plaza
  Montebello Town Center
  Moreno Valley Mall
  Northridge Fashion Center
  Ontario Mills
  Plaza at West Covina
  Santa Anita Fashion Park
  Sherman Oaks (R)
  South Coast Plaza (Costa Mesa) (R)
  Thousand Oaks Center
  Topanga Plaza (Canoga Park) †
  Westminster Mall
  Westside Pavillion (R)

San Diego
  Chula Vista Center
  Fashion Valley Center
  Grossmont Center (La Mesa)
  Mission Valley
  Plaza Camino Real (Carlsbad)
  North County Fair (Escondido)
  Parkway Plaza (El Cajon)
  Plaza Bonita (National City)
  University Towne Center
Galleria at Roseville
Great Mall of the Bay Area (Milpitas)
Santa Rosa Plaza
Serramonte Center (Daly City)
Sun Valley (Concord) (R)
Temecula Promenade
Valley Plaza (Bakersfield)

Colorado (1)
Flatiron Crossing (Broomfield)

Connecticut (2)
Crystal Mall (Waterford)
Meriden Square

Florida (18)
Aventura Mall (R)
Broward Mall (Plantation)
Citrus Park Center (Tampa)
Coral Square
Dadeland Mall (Miami) (R)
Edison Mall (Fort Meyers)
Florida Mall (Orlando) †
Melbourne Square
Orange Park Mall
Orlando Fashion Square
Oviedo Marketplace
Regency Square (Jacksonville)
Seminole Town Center (Sanford)
Shops at Sunset (South Miami)
The Falls (Miami) (R)
Tyrone Square (St. Petersburg)
West Oaks Mall (Ococe)

Georgia (8)
Arbor Place (Douglasville)
Augusta Mall
Mall of Georgia at Mill Creek †
North Georgia Outlet (Dawsonville)
Northlake Mall (Atlanta)
Perimeter Mall (Atlanta)
Town Center at Cobb (Kennesaw)

Hawaii (1)
Pearlridge (Aiea)

Illinois (4)
Fox Valley Center (Aurora)

Spring Hill Mall (West Dundee)
Stratford Square (Bloomingdale)
Water Tower Place (Chicago) (R)

Massachusetts (1)
Holyoke Mall

Michigan (2)
Great Lakes Crossing (Auburn Hill)
River Town Crossings (Grandville)

New Jersey (4)
Garden State Plaza (Paramus) (R)
Hamilton Mall (Mays Landing)
Jersey Gardens (Elizabeth)
Quaker Bridge Mall (Lawrenceville)

New York (11)
Palisades Center (West Nyack) †
Roosevelt Field (Garden City) †
Soho (R)
Walden Galleria (Buffalo)
Eastview Mall (Victor)
Crossgates Mall (Albany) †
Galleria at Crystal Run (Middletown) †
Carousel Center (Syracuse)

Nevada (4)
Boulevard Mall (Las Vegas) †
Galleria (Henderson)
Meadows Mall (Las Vegas)

North Carolina (1)
Concord Mills

Ohio (1)
Tri-County Mall (Cincinnati)

Pennsylvania (3)
Franklin Mills (Philadelphia)
Monroeville Mall
Ross Park Mall (Pittsburgh)

Puerto Rico (4)
Plaza Carolina (Carolina)
Plaza Del Sol (Sierra Bayamon)
Plaza Las Americas (Hato Rey) †

Rhode Island (1)
Providence Place

South Carolina (1)
Haywood Mall (Greenville)

Tennessee (1)
Opry Mills (Nashville)

Texas (12)
Collin Creek Mall (Plano)
Grapevine Mills
Highland Mall (Austin)
Houston Galleria (R) Katy Mills
Lakeline Mall (Cedar Park)
La Plaza Mall (McAllen)
Northpark Mall (Dallas) (R)
North East Mall (Hurst)
Stonebriar Center (Frisco) †
Valley View (Dallas)

Virginia (1)
Dulles Town Center

Charlotte's Room (3)
Del Amo Fashion Center (Torrance, CA)
Paradise Valley Mall (Phoenix, AZ)
Fiesta Mall (Mesa, AZ)

(R)
Rampage store only

†
Both a Charlotte Russe and Rampage store

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information and Holders

    Our common stock began trading on the Nasdaq National Market under the symbol "CHIC" on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by Nasdaq:

Fiscal Year 2000
	High	Low
First Quarter (From October 20, 1999)	17 3/8	11 7/8
Second Quarter	21 3/4	10 5/8
Third Quarter	18 1/8	8 3/16
Fourth Quarter	14 3/8	10

    As of December 11, 2000, the number of holders of record of our common stock was approximately 11 and the number of beneficial holders of our common stock was estimated to be in excess of 600. On December 11, 2000, the closing price of our common stock as reported by Nasdaq was $13.50 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected consolidated balance sheet data as of September 25, 1999 and September 30, 2000, and the selected consolidated statement of income data for the three years in the period ended September 30, 2000 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of September 27, 1996, September 27, 1997 and September 26, 1998 and the selected consolidated statement of income data for each of the two years in the period ended September 27, 1997 were derived from audited financial statements which are not included in this Annual Report. Fiscal 2000 included 53 weeks of operations while all other years presented consisted of 52 weeks.

	Predecessor Year Ended		Charlotte Russe Fiscal Year Ended
	Sept. 27, 1996	Sept. 27, 1997	Sept. 26, 1998	Sept. 25, 1999	Sept. 30, 2000
	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$70,663	$81,543	$134,091	$177,459	$245,260
Cost of goods sold	43,774	50,723	93,142	119,141	165,917

Gross profit	26,889	30,820	40,949	58,318	79,343
Selling, general and administrative expenses	15,266	17,168	26,989	34,062	46,055
Amortization of goodwill and other intangibles	—	815	895	895	895
Predecessor shareholders' salaries	8,000	1,200	—	—	—

Operating income	3,623	11,637	13,065	23,361	32,393
Interest (expense) income, net	42	(2,279)	(3,026)	(2,376)	(70)
Other charges, net	(143)	(315)	(280)	(270)	(270)
Income before income taxes and extraordinary item	3,522	9,043	9,759	20,715	32,053
Income taxes (1)	—	3,987	4,245	8,701	12,982

Income before extraordinary item	3,522	5,056	5,514	12,014	19,071
Extraordinary loss from early debt retirement	—	—	—	(519)	(311)

Net income	$3,522	$5,056	$5,514	$11,495	$18,760

	Predecessor Year Ended		Charlotte Russe Fiscal Year Ended
	Sept. 27, 1996	Sept. 27, 1997	Sept. 26, 1998	Sept. 25, 1999	Sept. 30, 2000
	(dollars in thousands, except per share data)
Earnings per share (2):
Basic earnings per share:
Income before extraordinary item	—	$0.28	$0.30	$0.66	$0.95

Net income	—	$0.28	$0.30	$0.63	$0.93

Diluted earnings per share:
Income before extraordinary item	—	$0.25	$0.27	$0.57	$0.83

Net income	—	$0.25	$0.27	$0.54	$0.82

Weighted average shares outstanding (2):
Basic		18,300	18,300	18,304	20,084
Diluted		19,992	20,668	21,234	22,845
Selected Operating Data:
Number of stores open at end of period	35	41	74	96	136
Average square footage per store (3)	8,290	8,206	7,603	7,546	7,380
Comparable store sales increase (decrease) (4)	4.7%	5.1%	(5.8)%	6.7%	2.8%
Average stores sales (5)	$2,048	$2,219	$2,097	$2,136	$2,129
Sales per square foot (6)	$247	$268	$272	$282	$286
Balance Sheet Data:
Working deficiency	$(3,589)	$(2,676)	$(1,239)	$(7,038)	$(4,625)
Total assets	49,641	57,128	74,427	88,569	108,505
Total debt	21,900	22,325	28,525	18,493	125
Total stockholders' equity	18,923	23,980	29,445	40,037	74,494

(1)
The Predecessor had elected S corporation status for federal and state income tax reporting purposes. Accordingly, the income of the Predecessor was included in the tax returns of the shareholders and no provision for income taxes was made. We have elected to operate as a C corporation since our inception.

(2)
See Notes 1 and 12 of Notes to the Consolidated Financial Statements for the method used to calculate the earnings per share and weighted average shares outstanding.

(3)
Our average square footage per store is based on open stores at the end of the period.

(4)
Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.

(5)
Our average store sales are based on the time weighted average of open stores in the period. Fiscal 2000 included 53 weeks of operations while all other years presented consisted of 52 weeks.

(6)
Our sales per square foot consists of net sales divided by the time weighted average of gross square footage of open stores. Fiscal 2000 included 53 weeks of operations while all other years presented consisted of 52 weeks.

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

OVERVIEW

    We were founded in 1975 and opened our first store in Carlsbad, California. By September 1996, we had developed into a regional retailer with 35 stores when two funds owned by Saunders Karp & Megrue, L.P. (SKM), a private equity investment firm, acquired the business from its founders. Bernard Zeichner, who had joined us as President in May 1996, shared SKM's belief that a significant opportunity existed to leverage the strength of our new store economics by embarking on a national expansion program.

    We undertook several strategic initiatives to establish the necessary infrastructure to support the national expansion including the integration of key senior executives with national retail experience with the existing management team. In addition, in fiscal 1998 we acquired 16 stores in a bankruptcy proceeding from Rampage Retailing, Inc. that provided us with a second distinct retail concept and an additional vehicle for growth.

    Our strong operating performance in fiscal 1999 and 2000 reflects the benefits of the infrastructure building process that we undertook in fiscal 1997 and 1998, as well as the successful execution of our national expansion program for the Charlotte Russe and Rampage chains.

RESULTS OF OPERATIONS

    The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	1998	1999	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.5	67.1	67.6

Gross profit	30.5	32.9	32.4
Selling, general and administrative expenses	20.1	19.2	18.8
Amortization of goodwill and other intangibles	0.7	0.5	0.4

Operating income	9.7	13.2	13.2
Interest income (expense), net	(2.2)	(1.3)	0.0
Other charges, net	(0.2)	(0.2)	(0.1)

Income before income taxes and extraordinary item	7.3	11.7	13.1
Income taxes	3.2	4.9	5.3

Income before extraordinary item	4.1	6.8	7.8
Extraordinary loss from early debt retirement	0.0	(0.3)	(0.1)

Net income	4.1%	6.5%	7.7%

Number of stores open at end of period	74	96	136

Year Ended September 30, 2000 Compared to Year Ended September 25, 1999

    Net Sales.  Fiscal 2000 included 53 weeks of operations while fiscal 1999 consisted of 52 weeks. Net sales for the fiscal year ended September 30, 2000, increased to $245.3 million from $177.5 million, an increase of $67.8 million or 38.2% over the year ended September 25, 1999. This increase is attributable primarily to $63.0 million of net sales for the 40 new stores opened during fiscal 2000, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. Our comparable store sales increased 2.8% and contributed $4.8 million to the net sales increase during fiscal 2000. Excluding the additional week, total sales increased 35.6% over the comparable 52-week period of the prior year.

    Gross Profit.  Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $79.3 million from $58.3 million, an increase of $21.0 million or 36.1% over last fiscal year. This increase is the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 32.4% from 32.9%. The decrease in gross profit as a percentage of net sales was principally due to higher markdowns, occupancy expenses and inventory shrinkage which were partially offset by higher initial markups and lower freight expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $46.1 million from $34.1 million, an increase of $12.0 million or 35.2% over last fiscal year. This increase is attributable to new store expansion, increased corporate expenses and higher marketing expenses. As a percentage of sales, selling, general and administration expenses dropped to 18.8% from 19.2%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles expense remained constant at $0.9 million during fiscal years 1999 and 2000.

    Income Taxes.  The effective tax rate of 40.5% for fiscal 2000 compares to an effective tax rate of 42.0% for fiscal 1999. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

    Net Income.  Net income increased to $18.8 million from $11.5 million, an increase of $7.3 million or  63.2% over the prior fiscal year. This increase was primarily due to an increase in gross profit, and was partially offset by an increase in selling, general and administrative expenses, an increase in income taxes, and a $0.3 million charge relating to the early repayment of the secured bank credit facility.

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

    Gross Profit.  Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Gross profit increased to $58.3 million from $40.9 million, an increase of $17.4 million or 42.4% over last fiscal year. This increase is the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit rose to 32.9% from 30.5%. The increase in gross profit as a percentage of net sales was principally due to higher initial markups, improved inventory shrink expense and the impact of leveraging distribution center expenses over a higher sales base, partially offset by higher markdown expense.

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

QUARTERLY RESULTS AND SEASONALITY

    We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our net sales and operating income. As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences, characterized by strong sales during the back-to-school, Easter and winter holiday seasons. The strength of each of these three seasons generally provides relatively balanced sales during our first, third and fourth fiscal quarters. We typically experience lower net sales and net income during the second fiscal quarter ending in March of each year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays, as well as other factors discussed in the section entitled "Risks Relating to Our Business."

    The following table includes our unaudited quarterly results of operations data for each of the four quarters in the fiscal years ended September 30, 2000 and September 25, 1999. The fourth quarter of fiscal 2000 included 14 weeks of operations while all other quarters in fiscal 1999 and 2000 consisted of 13 weeks. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in the Annual Report.

	Fiscal Year 1999 Three Months Ended				Fiscal Year 2000 Three Months Ended
	Dec. 28, 1998	Mar. 27, 1999	June 26, 1999	Sept. 25 1999	Dec. 25, 1999	Mar. 25, 2000	June 24, 2000	Sept. 30, 2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$46,007	$35,689	$44,682	$51,081	$62,931	$47,268	$58,695	$76,366
Gross profit	15,150	10,625	14,607	17,936	21,308	13,620	18,698	25,717
Operating income	6,385	2,784	5,798	8,394	9,168	3,704	7,403	12,118
Income before extraordinary item	3,223	1,204	2,951	4,636	5,210	2,283	4,356	7,222
Net income	3,223	1,204	2,432	4,636	4,899	2,283	4,356	7,222
Operating Data:
Comparable store sales increase	4.4%	4.5%	11.3%	6.3%	6.4%	3.0%	0.6%	1.5%
Stores open at end of period	80	82	85	96	109	112	123	136
Earnings per share:
Basic earnings per share:
Income before extraordinary item	$0.18	$0.07	$0.16	$0.25	$0.26	$0.11	$0.22	$0.36
Net income	$0.18	$0.07	$0.13	$0.25	$0.25	$0.11	$0.22	$0.36
Diluted earnings per share:
Income before extraordinary item	$0.15	$0.06	$0.14	$0.22	$0.23	$0.10	$0.19	$0.31
Net income	$0.15	$0.06	$0.11	$0.22	$0.22	$0.10	$0.19	$0.31
Weighted Average Shares Outstanding (000's):
Basic	18,300	18,300	18,300	18,311	19,675	20,137	20,205	20,302
Diluted	21,152	21,152	21,317	21,322	22,562	22,958	22,877	22,956

LIQUIDITY AND CAPITAL RESOURCES

    Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to operate with negative working capital. As of September 30, 2000, we had a working capital deficit of $4.6 million.

    During fiscal years 1998, 1999 and 2000, net cash provided by operations was $9.7 million, $27.8 million and $27.8 million. In fiscal 2000, cash flows from operating activities increased as a result of increased operating earnings and increased current liabilities. In fiscal 1998 cash used in investing activities included $7.3 million related to the acquisition of 16 stores from Rampage Retailing, Inc. Cash used for new store openings and the construction of our distribution center and corporate facility was $8.5 million, $14.5 million and $24.0 million in fiscal 1998, 1999 and 2000.

    Excluding the impact of financing activities related to the Rampage acquisition, the net repayment of borrowings under our revolving credit facility and capital lease obligations was $2.6 million in fiscal 1998 and net borrowings of $1.0 million in 1999. During fiscal 1999, we repaid $11.0 million of our 12.5% subordinated debt to the SKM Funds, although net borrowings under our revolving credit facility rose only $1.4 million during the same period. In fiscal 2000, we repaid the remaining $18.0 million balance under the revolving credit facility using the $13.5 million net proceeds of our initial public offering and operational cash flows.

    Based on our experience with store openings, we estimate that the average net investment to open a new store is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During the first year of operations, our new stores opened during fiscal years 1997 through 1999 generated store-level operating cash flow in excess of $400,000, representing an average cash return on investment greater than 90% although there can be no assurance that our new stores will obtain these levels in fiscal years after 1999. After taking into account store remodeling, corporate capital projects and distribution center enhancements, total capital expenditures for fiscal 2001 are projected to be approximately $25.0 million.

    Our unsecured revolving credit facility with BankBoston, N.A., as agent, provides us with a $15.0 million revolving line of credit under which borrowed funds bear interest at either the bank's Eurodollar rate plus 1.00% or the bank's base rate at our option, subject to certain adjustments. At September 30, 2000, no outstanding balance existed under the revolving credit facility. The revolving credit facility requires that we maintain certain financial ratios such as:

  •
  total liabilities to earnings before interest, taxes, depreciation and amortization;

  •
  fixed charges coverage; and

  •
  minimum net worth.

    We believe that cash flows from operations, current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2001. If our cash flow from operations should decline significantly, or if we should accelerate our store expansion program, it may be necessary for us to seek additional sources of capital.

INFLATION

    We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

    We have made statements under the captions, "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Risks Relating to Our Business," as well as in other sections of this Annual Report, that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women's apparel and accessory retailing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2000, we had no borrowings against our credit facility; however, we may borrow additional funds under our facility as needed.

    The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Changes in interest rates affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Risks Relating to Our Business.

We will be opening new stores more rapidly than we have in the past, which could strain our resources and cause us to execute our business less effectively.

    Our growth will largely be dependent on successfully opening and operating new stores. During fiscal 2000, we opened 40 new stores, including 12 stores in the fourth quarter. The addition of 40 stores in fiscal 2000 represented an increase of approximately 42% from the number of stores open at the end of fiscal 1999. We plan to open at least 40 new stores during fiscal 2001, an increase of at least 29% from the end of fiscal 2000. We intend to continue to increase our number of stores at approximately this rate for at least the next few years. Our managerial and operational resources were significantly strained during our acquisition of the 16 Rampage stores in fiscal 1998. Our proposed expansion is more rapid than what we have experienced in the past, including the Rampage acquisition, and will place increased demands on our managerial, operational and administrative resources. These increased demands could cause us to execute our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and slow our new store growth.

Our planned expansion involves a number of risks that could prevent or delay the successful opening of new stores as well as impact the performance of our existing stores.

    Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

  •
  identify suitable store locations;

  •
  negotiate acceptable lease terms, including desired tenant improvement allowances;

  •
  source sufficient levels of inventory to meet the needs of new stores;

  •
  hire and train store personnel;

  •
  successfully integrate new stores into our existing operations; and

  •
  satisfy the fashion preferences of new geographic areas.

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

    Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, while quarterly comparable store sales increased at least 4.1% in each quarter beginning with the fourth quarter of fiscal 1998 through the first quarter of fiscal 2000, we experienced quarterly comparable store sales increases of 3.0% or less in each of the three subsequent quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

  •
  the timing of new store openings and the relative proportion of new stores to mature stores;

  •
  fashion trends;

  •
  calendar shifts of holiday or seasonal periods;

  •
  the effectiveness of our test-and-reorder strategy in maintaining appropriate inventory levels;

  •
  changes in our merchandise mix;

  •
  timing of promotional events;

  •
  general economic conditions and, in particular, the retail sales environment;

  •
  actions by competitors or mall anchor tenants;

  •
  weather conditions; and

  •
  the level of pre-opening expenses associated with new stores.

Our business and reputation may be adversely affected if our Rampage stores are associated with negative publicity related to the use of the Rampage trademark by other parties.

    In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark for use on exterior or interior signages identifying our Rampage stores as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. We do not, however, have the right to use the

Rampage trademark on our merchandise. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company. Further, nothing in our license agreement with Rampage Clothing Company prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. We believe a positive Rampage brand image is important to our success. Accordingly, if the merchandise sold by the Rampage Clothing Company or other parties under the Rampage trademark is of low quality or if the Rampage Clothing Company or these parties otherwise engage in activities that negatively affect the Rampage trademark or are otherwise inconsistent with our Rampage store concept, consumers could lose confidence in our merchandise and our reputation and business could be materially adversely affected.

Our success depends on our ability to identify and rapidly respond to consumers' fashion tastes.

    The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles, and decreased emphasis has adversely affected our results. Although we rely on a test-and-reorder merchandise strategy to minimize our exposure to misjudging fashion tastes and to reduce inventory risks, we have no assurance you that this strategy will continue to be successful. Our failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our brands.

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

    A majority of our stores are located in the Southwest. As a result, our operations are more subject to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes.

    In addition, our corporate offices and distribution center are located in San Diego, and we transact business with vendors at our offices in the CaliforniaMart in Los Angeles. A natural disaster or other catastrophic event, such as an earthquake, affecting southern California could significantly disrupt our operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-2 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.
The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)
Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this Report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 21st day of December, 2000.

CHARLOTTE RUSSE HOLDING, INC.
By:	/s/ DANIEL T. CARTER Daniel T. Carter Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ BERNARD ZEICHNER Bernard Zeichner	Chief Executive Officer, President and Director (Principal Executive Officer)	December 21, 2000
/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 21, 2000
/s/ ALLAN W. KARP Allan W. Karp	Director	December 21, 2000
/s/ DAVID J. ODDI David J. Oddi	Director	December 21, 2000
/s/ THOMAS W. GOULD Thomas W. Gould	Director	December 21, 2000
/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 21, 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Charlotte Russe Holding, Inc.

    We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 30, 2000 and September 25, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc., at September 30, 2000 and September 25, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
October 24, 2000

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2000	September 25, 1999
ASSETS
Current assets:
Cash and cash equivalents	$3,829,352	$2,982,025
Inventories	15,026,508	11,193,914
Other current assets	2,115,376	2,454,230
Deferred tax assets	2,160,000	2,450,000

Total current assets	23,131,236	19,080,169
Fixed assets, net	54,273,890	37,028,566
Goodwill, net	29,617,939	30,446,323
Other assets	1,482,345	2,013,962

Total assets	$108,505,410	$88,569,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade	$12,767,401	$11,893,255
Accounts payable other	4,780,008	4,620,881
Accrued payroll and related expense	2,009,179	2,338,833
Income and sales taxes payable	3,494,327	1,890,342
Other current liabilities	4,705,033	5,554,516

Total current liabilities	27,755,948	26,297,827
Notes payable to bank	—	18,000,000
Deferred rent	3,677,480	1,991,252
Other liabilities	278,098	442,632
Deferred tax liabilities	2,300,000	1,800,000

Total liabilities	34,011,526	48,531,711
Commitments
Stockholders' equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares 20,319,412 at September 30, 2000 and 18,310,800 at September 25, 1999	203,194	183,108
Additional paid-in capital	33,980,470	19,448,073
Deferred compensation	(516,000)	(660,000)
Notes receivable from officers	—	(1,000,000)
Retained earnings	40,826,220	22,066,128

Total stockholders' equity	74,493,884	40,037,309

Total liabilities and stockholders' equity	$108,505,410	$88,569,020

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Net sales	$245,260,066	$177,459,298	$134,091,459
Cost of goods sold, including buying, distribution and occupancy costs	165,916,833	119,141,254	93,142,372

Gross profit	79,343,233	58,318,044	40,949,087
Selling, general and administrative expenses	46,054,762	34,061,732	26,988,510
Amortization of goodwill and other intangibles	895,368	895,368	895,360

Operating income	32,393,103	23,360,944	13,065,217
Other expenses:
Interest expense, net	69,937	2,375,889	3,025,378
Other charges, net	270,382	270,074	280,354

Total other expenses	340,319	2,645,963	3,305,732

Income before income taxes and extraordinary item	32,052,784	20,714,981	9,759,485
Income taxes	12,981,378	8,700,392	4,245,376

Income before extraordinary item	19,071,406	12,014,589	5,514,109
Extraordinary loss from early debt retirement	(311,314)	(519,100)	—

Net income	$18,760,092	$11,495,489	$5,514,109

Basic earnings per share:
Income before extraordinary item	$0.95	$0.66	$0.30

Net income	$0.93	$0.63	$0.30

Diluted earnings per share:
Income before extraordinary item	$0.83	$0.57	$0.27

Net income	$0.82	$0.54	$0.27

Weighted average shares outstanding:
Basic	20,084,000	18,304,000	18,300,000

Diluted	22,845,000	21,234,000	20,668,000

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid Capital	Deferred Compensation	Notes Receivable from Officers	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at September 27, 1997	18,300,000	$183,000	$18,739,981	$—	$—	$5,056,530	$23,979,511
Stock option transactions, net of tax benefit	—	—	(48,600)	—	—	—	(48,600)
Net Income	—	—	—	—	—	5,514,109	5,514,109

Balance at September 26, 1998	18,300,000	183,000	18,691,381	—	—	10,570,639	29,445,020
Stock option transactions, net of tax benefit	10,800	108	36,692	—	—	—	36,800
Deferred compensation related to stock options	—	—	720,000	(720,000)	—	—	—
Amortization of deferred compensation	—	—	—	60,000	—	—	60,000
Notes receivable from officers	—	—	—	—	(1,000,000)	—	(1,000,000)
Net Income	—	—	—	—	—	11,495,489	11,495,489

Balance at September 25, 1999	18,310,800	183,108	19,448,073	(660,000)	(1,000,000)	22,066,128	40,037,309
Initial public offering of stock	1,450,000	14,500	13,519,000	—	—	—	13,533,500
Exercise of warrant by bank	376,180	3,762	(3,762)	—	—	—	—
Repayment of notes receivable	—	—	—	—	1,000,000	—	1,000,000
Stock option transactions, net of tax benefit	156,500	1,565	785,845	—	—	—	787,410
Amortization of deferred compensation	—	—	—	144,000	—	—	144,000
Issuance of stock under employee stock purchase plan	25,932	259	231,314	—	—	—	231,573
Net Income	—	—	—	—	—	18,760,092	18,760,092

Balance at September 30, 2000	20,319,412	$203,194	$33,980,470	$(516,000)	$—	$40,826,220	$74,493,884

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Operating Activities
Net income	$18,760,092	$11,495,489	$5,514,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,719,040	6,069,858	4,959,105
Deferred rent	1,686,228	1,035,619	737,609
Amortization of deferred compensation	144,000	60,000	—
Loss on disposal of asset	34,759	146,039	—
Extraordinary loss from early debt retirement	532,160	455,295	—
Deferred income taxes	790,000	(625,000)	168,054
Changes in operating assets and liabilities:
Inventories	(3,832,594)	(2,329,125)	(5,064,754)
Other current assets	338,854	(440,756)	(1,153,823)
Accounts payable trade	874,146	4,495,217	3,879,008
Accounts payable other	159,127	3,596,532	316,441
Accrued payroll and related expense	(329,654)	1,185,823	333,640
Income and sales taxes payable	1,603,985	290,082	736,375
Other current liabilities	(569,246)	2,329,073	(1,041,219)
Other liabilities	(76,682)	40,576	286,130

Net cash provided by operating activities	27,834,215	27,804,722	9,670,675
Investing Activities
Net cash invested in acquisition of Rampage assets	—	—	(7,276,463)
Purchases of fixed assets	(24,038,529)	(14,459,578)	(8,537,486)
Other assets	(132,753)	(345,667)	(312,560)

Net cash used in investing activities	(24,171,282)	(14,805,245)	(16,126,509)
Financing Activities
Payments on capital leases	(368,089)	(432,158)	(631,918)
Payments on notes payable to bank and revolving credit facility	(22,750,000)	(21,400,000)	(18,925,000)
Proceeds from notes payable to bank and revolving credit facility	4,750,000	22,800,000	24,200,000
Payments on notes payable to related parties	—	(11,000,000)	—
Funding of notes receivable from officers	—	(1,120,000)	—
Repayments of notes receivable from officers	1,000,000	120,000	—
Proceeds from issuance of common stock	14,552,483	10,800	—

Net cash provided by (used in) financing activities	(2,815,606)	(11,021,358)	4,643,082

Net increase (decrease) in cash and cash equivalents	847,327	1,978,119	(1,812,752)
Cash and cash equivalents at beginning of the year	2,982,025	1,003,906	2,816,658

Cash and cash equivalents at end of the year	$3,829,352	$2,982,025	$1,003,906

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

Description of Business

    The Company operates in one segment, selling clothing and accessories for women through its mall-based retail stores that operate under the names Charlotte Russe, Rampage, and Charlotte's Room. As of September 30, 2000, the Company operated 136 mall-based retail stores in 21 states and Puerto Rico.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

    The Company's fiscal year is the 52/53 week period ending on the last Saturday in September. The fiscal year ended September 30, 2000 contained 53 weeks while the fiscal years ended September 25, 1999 and September 26, 1998 each contained 52 weeks.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

    The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

    Inventories are accounted for by the retail inventory method. The cost of inventory is determined at the lower of the first-in, first-out (FIFO) method or market.

Fixed Assets

    Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is less. Depreciation expense for the years ended September 30, 2000, September 25, 1999 and September 26, 1998 was $6,758,446, $4,910,019 and $3,798,194, respectively.

Goodwill and Other Intangibles

    Goodwill represents the excess of the cost over the fair value of net assets acquired by the Company. Goodwill is amortized on a straight-line basis over 40 years. The amortization period was determined based upon the following factors, among others: operating history, brand name recognition, merchandising strategy, vendor network, proven portability to new markets and demographics of the junior women's market. Accumulated amortization for goodwill at September 30, 2000 and September 25, 1999 was $3,299,563 and $2,471,179, respectively.

    Other intangibles, included in Other Assets in the accompanying balance sheet, result from the Company's acquisition of the assets of Rampage Retailing, Inc. (Rampage) and represent amounts attributable to a license agreement allowing the Company to utilize the Rampage name and other intangibles. These assets are stated at cost and are amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised. (See Note 6). Accumulated amortization for other intangibles at September 30, 2000 and September 25, 1999 was $200,944 and $133,960, respectively.

Deferred Financing Costs

    Debt issuance costs are amortized to interest expense using the straight-line method over the life of the related debt. Unamortized issuance costs remaining upon early retirement of debt are expensed. Accumulated amortization at September 30, 2000 and September 25, 1999 was $13,476 and $488,898, respectively.

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

Impairment of Long-lived Assets

    In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets for impairment. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). The Company has identified two under-performing stores and plans to close these locations by the end of fiscal 2001. Accordingly, the Company recorded an impairment loss of $722,000, which is included in selling, general and administrative expenses in fiscal 1999. The impairment loss included $537,000 representing the net carrying value of leasehold improvements that will be abandoned net of the expected future cash flows. In addition, the impairment loss included $185,000 for the estimated unamortized landlord allowances that are refundable upon closure. Employee termination benefits related to the store closures will be insignificant. The operating results for the two stores was not significant for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

Stock Based Compensation

    Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation. The Company has decided to retain the current intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

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

Fair Value of Financial Instruments

    Financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, income tax payable and capital lease obligations are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Interest on long-term debt is primarily based on variable rates; therefore, management believes the carrying amounts for the outstanding borrowings approximate fair value. There was no long-term debt at September 30, 2000.

Comprehensive Income

    In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company did not have any component of other comprehensive income for any periods presented.

Advertising Costs

    Advertising costs are expensed as incurred and were $106,314, $379,116 and $241,603, for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

Reclassifications

    Certain amounts in the prior years financial statements have been reclassified to conform with the fiscal 2000 presentation.

2. Fixed Assets

    Fixed assets consist of the following:

	September 30, 2000	September 25, 1999
Leasehold improvements	$50,834,920	$32,845,734
Furniture and fixtures	13,497,799	10,219,482
Equipment and vehicles	6,442,643	3,738,720

	70,775,362	46,803,936
Less accumulated depreciation and amortization	(16,501,472)	(9,775,370)

	$54,273,890	$37,028,566

3. Notes Receivable from Officers

    In April 1999, the Company loaned $1,000,000 under a note agreement to its President and Chief Executive Officer. The full amount of the note was secured by a pledge of 750,000 shares of Common Stock of the Company, plus any shares obtained by the officer in the future. The entire amount of outstanding principal and accrued interest was repaid in October 1999.

4. Credit Arrangements

    At September 30, 2000, the Company has an unsecured $15.0 million revolving credit agreement. Interest on the revolving facility is payable quarterly at either (i) the Bank's Base Rate, as defined, or (ii) the Bank's Eurodollar Rate plus 1.00%, at the Company's option, subject to certain adjustments. All outstanding borrowings under the revolving credit facility are due on the maturity date, December 23, 2004. At September 30, 2000, there was no outstanding debt under the revolving credit facility. The bank credit agreement requires that the Company maintain certain financial ratios and restricts future liens and indebtedness, sales of assets and dividend payments. As of September 30, 2000, the Company is in compliance with the terms of the bank credit agreement.

    During fiscal 2000, the Company repaid the outstanding balance of a prior $32 million secured revolving credit facility primarily through proceeds from the Company's initial public offering and from operational cash flows. In connection with the repayment of this borrowing and termination of the related agreement, unamortized deferred financing costs were written off in December 1999 resulting in an extraordinary item charge of $311,314, net of taxes.

    In connection with the original bank credit agreement, the Company issued warrants to purchase approximately 413,560 shares of the Company's Common Stock at $1.00 per share. The number of shares of Common Stock issuable under the warrant increased by an aggregate of 216 shares pursuant to certain anti-dilution provisions. On October 19, 1999, the warrants were exercised in conjunction with the Company's initial public offering in a cashless transaction resulting in the issuance of 376,180 shares of the Company's Common Stock.

    Pursuant to the terms of the bank credit agreement, the Company can issue up to $5.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank's Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 30, 2000 and September 25, 1999, there were outstanding letters of credit in the amount of $1.4 million and $1.6 million, respectively.

5. Subordinated Notes Payable to Related Parties

    The Company had two senior subordinated note agreements with affiliated investors that were paid off in June 1999. Interest accrued at 12.5% and was due semi-annually. Principal was due upon maturity of the notes, September 27, 2003. The Company recognized interest expense of $1,349,900 and $1,371,000 for the years ended September 25, 1999 and September 26, 1998, respectively.

    In conjunction with the issuance of the two senior subordinated notes, the Company issued warrants to purchase approximately 1,964,410 shares of Common Stock at $1 per share. The number of shares of Common Stock issuable under these warrants increased by an aggregate of 1,030 shares pursuant to certain anti-dilution provisions. The warrants are exercisable immediately and expire on September 27, 2006. The warrants were valued at approximately $722,000, which were included in deferred financing costs and were being amortized on a   straight-line basis over the term of the notes. The fair value of the warrants was estimated at the date of grant using the minimum value method with the following assumptions: risk free interest rate of 6.0%; an expected warrant life of 7.5 years; and no annual dividends.

    In connection with the repayment of all outstanding principal under the two agreements in June 1999, the Company incurred a prepayment fee of $255,200, which was charged to income in the accompanying statement of income for the year ended September 25, 1999 and accounted for as an extraordinary item. In addition, unamortized warrant issue costs of approximately $263,900, were written off in June 1999 resulting in total extraordinary item charges of $519,100, net of taxes.

6. Commitments

Leases

    The Company leases its retail stores, distribution center, and office facilities under various operating leases that expire between 2001 and 2013. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of our proportional share of common area maintenance expenses, for the years ended September 30, 2000, September 25, 1999 and September 26, 1998 was $32,266,022, $22,837,051 and $17,049,570, respectively, including $1,343,794, $1,122,680 and $610,267, respectively, of contingent rentals.

    The following is a summary of the annual future minimum capital and operating lease commitments as of September 30, 2000:

	Capital Leases	Operating Leases
Year ending September:
2001	$104,436	$26,605,872
2002	28,548	26,538,509
2003	—	26,161,500
2004	—	26,122,963
2005	—	24,918,323
Thereafter	—	93,395,941

Total minimum lease payments	$132,984	$223,743,108

Less amount representing interest	(8,357)

Present value of net minimum lease payments, including $96,553 which is current	$124,627

License Agreement

    In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. The license fee is calculated as the greater of an annual fee (ranging between $300,000 to $450,000) or a percent of sales at stores operating under the Rampage name (ranging between 1.0% and 1.5%). The license agreement is for an initial term of four years with an automatic option to renew for another four years. The agreement may be renewed for ten additional four-year periods, provided certain conditions are met. Currently, management believes the license agreement will be renewed for at least four additional periods. License fees are recorded monthly based on the greater of a percentage of sales or the annual fee, as defined. License fees incurred during the years ended September 30, 2000, September 25, 1999 and September 26, 1998 were $608,439, $451,723 and $354,526, respectively and are included in selling, general and administrative expenses.

7. Equity

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

Incentive stock options are granted at prices that approximate the fair value of the common shares at the date of grant as determined by the Board of Directors.

    In May 1999, the Company established a 1999 Long-Term Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of shares of Common Stock under non-qualified stock options and stock appreciation rights. The exercise price of options shall not be less than 85% of the fair market value at the date of grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. The Company's Board of Directors determines the vesting and other provisions of option and stock appreciation rights granted under the 1999 Plan.

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

    In July 1999, the Company's Board of Directors resolved that no further stock option grants will be made from the 1996 Plan or the 1999 Plan.

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

A summary of the Company's stock option activity and related information for the plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 27, 1997	1,758,000	$1.16
Granted	216,000	3.65
Cancelled	(201,000)	1.58

Outstanding at September 26, 1998	1,773,000	1.41
Granted	120,000	7.00
Cancelled	(57,600)	1.00
Exercised	(10,800)	1.00

Outstanding at September 25, 1999	1,824,600	1.80
Granted	270,000	11.19
Cancelled	(10,500)	11.00
Exercised	(156,500)	1.02

Outstanding at September 30, 2000	1,927,600	$3.12

Exercisable, September 26, 1998	319,200	$1.17
Exercisable, September 25, 1999	648,600	$1.31
Exercisable, September 30, 2000	1,130,800	$1.50

    The following table summarizes information about stock options outstanding as of September 30, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.00	1,098,100	6.0	$1.00	790,450	$1.00
$2.00-$3.50	423,000	6.6	$2.53	305,550	$2.29
$4.00-$7.00	147,000	8.3	$6.45	34,800	$6.07
$11.00-$13.50	259,500	9.1	$11.19	—	—

    The weighted average fair value of options granted was $11.19, $2.56 and $1.30 for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

    The Company has recorded deferred compensation in connection with the grants of certain stock options to employees during the year ended September 25, 1999. The options were granted at the then deemed fair value of $7 per share. In conjunction with the Company's initial public offering registration statement, the Company revised the estimate of the deemed fair value of its Common Stock resulting in $720,000 of deferred compensation. The deemed fair value per share represents a discount from the initial public offering per share price and is attributable to restrictions on the availability of these shares for sale (vesting provisions) and improved operating results since the date of their grant. The deferred compensation is being amortized ratably over the vesting period of the respective options. No deferred compensation was recorded for option grants prior to this period which were granted at exercise prices equal to the deemed fair value, as determined by the Company's Board of Directors based on valuation analyses of publicly traded peer companies.

    Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and weighted-average expected life of the option of five years. For options granted from October 19, 1999 to September 30, 2000, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted average assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected volatility of 70% and weighted average expected life of the option of five years.

    The minimum value option-pricing model is similar to the Black-Scholes option valuation model that was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows:

	Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Net income as reported	$18,760,092	$11,495,489	$5,514,109
Pro forma net income	$17,863,372	$11,392,119	$5,396,784
Net income per share basic as reported	$0.93	$0.63	$0.30
Pro forma	$0.89	$0.62	$0.29
Net income per share diluted as reported	$0.82	$0.54	$0.27
Pro forma	$0.78	$0.53	$0.26

Stock Purchase Plan

    On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan ("the Plan"), which authorized up to 350,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company who have completed at least six months of employment and work at least 20 hours per week, are eligible to participate, except for employees who own Common Stock or options on such common stock which represents 5% or more of the Company. During fiscal 2000 there were 25,932 shares issued under the Plan.

Shares Reserved for Future Issuance

	September 30, 2000	September 25, 1999
Conversion of warrants	1,965,440	2,379,216
Stock options issued and outstanding	1,927,600	1,824,600
Common shares authorized for future stock option grants	490,500	—
Shares authorized for issuance under Employee Stock Purchase Plan	324,068	—

Shares reserved for future issuance	4,707,608	4,203,816

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

8. Income Taxes

    Income taxes consist of the following:

	Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Current:
Federal	$10,437,978	$7,801,816	$3,232,670
State	1,813,000	1,523,576	844,652

	12,250,978	9,325,392	4,077,322
Deferred:
Federal	603,900	(526,703)	143,054
State	126,500	(98,297)	25,000

	730,400	(625,000)	168,054

Income Taxes	$12,981,378	$8,700,392	$4,245,376

    A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

		Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Tax at U.S. statutory rates	$11,218,474	$7,250,183	$3,318,225
State income taxes, net of federal tax benefit	1,260,476	908,862	573,970
Non-deductible expenses	266,493	197,761	161,256
Other, net	235,935	343,586	191,925

	$12,981,378	$8,700,392	$4,245,376

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	September 30, 2000	September 25, 1999
Deferred tax assets:
Inventory	$1,055,750	$1,014,152
Deferred rent	1,507,767	788,870
State income taxes	421,421	343,743
Employee benefit programs	174,250	221,523
Other accrued expenses	635,575	870,582

Total deferred tax assets	3,794,763	3,238,870
Deferred tax liabilities:
Tax over book depreciation	(2,797,765)	(1,763,168)
Intangibles	(1,136,998)	(825,702)

Total deferred tax liabilities	(3,934,763)	(2,588,870)

Net deferred tax (liabilities) assets	$(140,000)	$650,000

9. Supplemental Cash Flows Disclosures

		Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Income tax benefit of stock option transactions	$627,160	$26,000	$48,600
Fixed assets acquired through assumption of capital lease	$—	$—	$1,567,313
Cash paid during the year for:
Interest	$348,142	$3,731,697	$2,947,606
Income taxes, net	$6,636,600	$8,911,510	$3,751,000

10. Related Party Transactions

    The Company expensed a management fee of $250,000 to its majority stockholder during each of the years ended September 30, 2000, September 25, 1999, and September 26, 1998. This fee terminates at any time when the majority stockholder owns less than 10% of the shares of common stock, including shares of common stock issuable upon exercise of outstanding warrants at such date.

    The Company's majority stockholder and its CEO have entered into a stockholders agreement. This agreement provides that (1) as long as the majority stockholder owns more than 25% but less than

50% of the Company's outstanding shares, they will have the right to nominate three directors and (2) as long as the majority stockholder owns at least 10% of the shares of common stock held by them immediately after the completion of the Company's initial public offering, they will have the right to nominate two directors. The stockholders agreement grants the Company's CEO certain tag along rights in the event of a private sale by the majority stockholder of their shares of common stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to the majority stockholder and piggyback registration rights to the CEO.

    For the years ended September 30, 2000, September 25, 1999 and September 26, 1998, the Company purchased approximately $275,000, $89,000 and $24,000, respectively, of merchandise from a company primarily owned by family members of one of our officers.

11. Employee Savings Plan

    The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were $65,000, $50,062 and $30,648 for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

12. Earnings Per Share

    A reconciliation of the numerators and denominators used in basic and diluted earnings per share is as follows:

		Years Ended
	September 30, 2000	September 25, 1999	September 26, 1998
Net income	$18,760,092	$11,495,489	$5,514,109
Income before extraordinary item	$19,071,406	$12,014,589	$5,514,109
Income before extraordinary item per share:
Basic	$0.95	$0.66	$0.30
Effect of dilutive securities stock options	(0.04)	(0.03)	(0.01)
Effect of dilutive securities warrants	(0.08)	(0.06)	(0.02)

Diluted	$0.83	$0.57	$0.27

Earnings per share:
Basic	$0.93	$0.63	$0.30
Effect of dilutive securities stock options	(0.04)	(0.03)	(0.01)
Effect of dilutive securities warrants	(0.07)	(0.06)	(0.02)

Diluted	$0.82	$0.54	$0.27

Weighted average number of shares:
Basic	20,084,000	18,304,000	18,300,000
Effect of dilutive securities stock options	924,000	844,000	627,000
Effect of dilutive securities warrants	1,837,000	2,086,000	1,741,000

Diluted	22,845,000	21,234,000	20,668,000

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
10.1
Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc. as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)
10.2
Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc., and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as Guarantor, in favor of BankBoston, N.A. as Agent (Exhibit 10.2 to Form 10-Q filed on February 8, 2000)
10.3
Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P., and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)
10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)
10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)
10.6
Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)
10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)
10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)
10.9
Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)
10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)
10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)
10.13
Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)
10.14
Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)
10.15
First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)
10.16
First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)
10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)
10.18
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
OVERVIEW
RESULTS OF OPERATIONS
QUARTERLY RESULTS AND SEASONALITY
LIQUIDITY AND CAPITAL RESOURCES
INFLATION
FORWARD-LOOKING STATEMENTS
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CHARLOTTE RUSSE HOLDING, INC. CONSOLIDATED BALANCE SHEETS
CHARLOTTE RUSSE HOLDING, INC. CONSOLIDATED STATEMENTS OF INCOME
CHARLOTTE RUSSE HOLDING, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CHARLOTTE RUSSE HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CHARLOTTE RUSSE HOLDING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX