Form 10-Q
period 2000-12-30
CHARLOTTE RUSSE HOLDING INC
filed 2001-02-09
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 9, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD, SAN DIEGO, CA 92117
(Address, including Zip Code, of Registrant’s Principal Executive Offices)

(858) 587-1500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of January 2, 2001: 20,384,412 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 30,
	2000	2000

	(audited)	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,829,352	$17,801,635

Inventories	15,026,508	12,474,598

Other current assets	2,115,376	2,118,622

Deferred tax assets	2,160,000	2,250,000

Total current assets	23,131,236	34,644,855

Fixed assets, net	54,273,890	59,213,351

Goodwill, net	29,617,939	29,410,843

Other assets	1,482,345	1,372,111

Total assets	$108,505,410	$124,641,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable trade	$12,767,401	$13,266,186

Accounts payable other	4,780,008	740,607

Accrued payroll and related expense	2,009,179	3,000,884

Income and sales taxes payable	3,494,327	8,887,969

Other current liabilities	4,705,033	8,678,450

Total current liabilities	27,755,948	34,574,096

Notes payable to bank	—	—

Deferred rent	3,677,480	4,186,526

Other liabilities	278,098	250,025

Deferred tax liabilities	2,300,000	2,500,000

Total liabilities	34,011,526	41,510,647

Commitments

Stockholders’ equity:

Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—

Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares -

20,319,412 at September 30, 2000 and 20,398,660 at December 30, 2000	203,194	203,986

Additional paid-in capital	33,980,470	34,532,220

Deferred compensation	(516,000)	(480,000)

Retained earnings	40,826,220	48,874,307

Total stockholders’ equity	74,493,884	83,130,513

Total liabilities and stockholders’ equity	$108,505,410	$124,641,160

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	December 25,	December 30,
	1999	2000

Net sales	$62,931,088	$93,042,701

Cost of goods sold, including buying, distribution and occupancy costs	41,623,082	61,696,052

Gross profit	21,308,006	31,346,649

Selling, general and administrative expenses	11,915,826	17,570,488

Amortization of goodwill and other intangibles	223,842	223,842

Operating income	9,168,338	13,552,319

Other expenses:

Interest income (expense), net	(196,124)	40,593

Other charges, net	(65,262)	(66,715)

Total other expenses	(261,386)	(26,122)

Income before income taxes and extraordinary item	8,906,952	13,526,197

Income taxes	3,696,385	5,478,110

Income before extraordinary item	5,210,567	8,048,087

Extraordinary loss from early debt retirement, net of income taxes	(311,314)	—

Net income	$4,899,253	$8,048,087

Basic earnings per share:

Income before extraordinary item	$0.26	$0.40

Net income	$0.25	$0.40

Diluted earnings per share:

Income before extraordinary item	$0.23	$0.35

Net income	$0.22	$0.35

Weighted average shares outstanding:

Basic	19,675,418	20,347,509

Diluted	22,561,611	23,044,248

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	December 25,	December 30,
	1999	2000

Operating Activities

Net income	$4,899,253	$8,048,087

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,747,630	2,373,325

Deferred rent	347,991	509,046

Amortization of deferred compensation	36,000	36,000

Extraordinary loss from early debt retirement	532,160	—

Deferred income taxes	—	110,000

Changes in operating assets and liabilities:

Inventories	1,838,951	2,551,910

Other current assets	(548,056)	(3,246)

Accounts payable trade	(2,078,991)	498,785

Accounts payable other	(3,698,688)	(4,039,401)

Accrued payroll and related expense	(873,005)	991,705

Income and sales taxes payable	4,171,105	5,731,761

Other current liabilities	4,255,008	3,964,910

Other liabilities	(103,707)	—

Net cash provided by operating activities	10,525,651	20,772,882

Investing Activities

Purchases of fixed assets	(6,053,772)	(7,083,480)

Other assets	48,683	88,024

Net cash used in investing activities	(6,005,089)	(6,995,456)

Financing Activities

Payments on capital leases	(107,382)	(19,567)

Payments on notes payable to bank and revolving credit facility	(19,000,000)	—

Proceeds from notes payable to bank and revolving credit facility	1,000,000	—

Repayments of notes receivable from officers	1,000,000	—

Proceeds from issuance of common stock	13,533,500	214,424

Net cash provided by (used in) financing activities	(3,573,882)	194,857

Net increase in cash and cash equivalents	946,680	13,972,283

Cash and cash equivalents at beginning of the period	2,982,025	3,829,352

Cash and cash equivalents at end of the period	$3,928,705	$17,801,635

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Statements

      The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States, for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of September 30, 2000.

      Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 30, 2000 are not necessarily indicative of the results of a full fiscal year.

      These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 30, 2000 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Income Per Common Share

      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended

	December 25,	December 30,
	1999	2000

Income before extraordinary item	$5,210,567	$8,048,087

Net income	$4,899,253	$8,048,087

Income before extraordinary item per share:

Basic	$0.26	$0.40

Effect of dilutive securities stock options	(0.01)	(0.02)

Effect of dilutive securities warrants	(0.02)	(0.03)

Diluted	$0.23	$0.35

Net income:

Basic	$0.25	$0.40

Effect of dilutive securities stock options	(0.01)	(0.02)

Effect of dilutive securities warrants	(0.02)	(0.03)

Diluted	$0.22	$0.35

Weighted average number of shares:

Basic	19,675,418	20,347,509

Effect of dilutive securities stock options	959,953	879,467

Effect of dilutive securities warrants	1,926,240	1,817,272

Diluted	22,561,611	23,044,248

CHARLOTTE RUSSE HOLDING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      We have made statements in this Quarterly Report, that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to certain risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing.

      There may be events in the future that we are not able to accurately predict, or which we do not fully control, that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, and weather. A description of these factors, as well as others that could affect the Company’s business, is set forth in the Company’s Form 10-K for the fiscal year ended September 30, 2000 which should be read in conjunction with this Quarterly Report.

      Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 30, 2000 are not necessarily indicative of the results of a full fiscal year.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report might not occur.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-Q. The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended

	December 25,	December 30,
	1999	2000

Net sales	100.0%	100.0%

Cost of goods	66.1	66.3

Gross profit	33.9	33.7

Selling, general and administrative expenses	18.9	18.9

Amortization of goodwill and other intangibles	0.4	0.2

Operating income	14.6	14.6

Interest income (expense), net	(0.3)	0.0

Other charges, net	(0.1)	(0.1)

Income before income taxes and extraordinary item	14.2	14.5

Income taxes	5.9	5.9

Income before extraordinary item	8.3	8.6

Extraordinary loss from early debt retirement	(0.5)	0.0

Net income	7.8%	8.6%

Number of stores open at the end of period	109	151

Three Months Ended December 30, 2000 Compared to Three Months Ended December 25, 1999

Net Sales. Net sales increased to $93.0 million from $62.9 million, an increase of $30.1 million, or 47.8%, over the same period last year. This increase is attributable primarily to $27.9 million of net sales for the 15 new stores opened during the three months ended December 30, 2000, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 3.7% and contributed $2.2 million to the net sales increase during the three months ended December 30, 2000. Further, our net sales for this quarter compared to the same period last fiscal year were favorably impacted by the inclusion of sales for the full week immediately following Christmas, which is generally a higher than average sales period. This week was included in the second quarter of the prior fiscal year, which will affect the comparison of our operating results for the second quarter of fiscal year 2001 to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $31.3 million from $21.3 million, an increase of $10.0 million, or 47.1%, over the same period last year. This increase is the result of higher net sales partially offset by decreased gross profit margin. As a percentage of net sales, gross profit decreased to 33.7% from 33.9%. The decrease in gross profit as a percentage of net sales was principally due to increased markdown, freight and inventory shrink expenses, partially offset by higher initial markups and lower occupancy and distribution expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.6 million from $11.9 million, an increase of $5.7 million or 47.5% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administrative expenses are 18.9%, which is consistent with the same period of the prior year.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles expense remained constant at $0.2 million during these two periods.

Income Taxes. The effective tax rate of 40.5% compares to an effective tax rate of 41.5% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996. Since amortization is a fixed amount, increases in pre-tax earnings reduce the effect of this tax difference as a percentage of pre-tax earnings.

Net Income. Net income for the three months ended December 30, 2000 increased to $8.0 million from $4.9 million, an increase of $3.1 million, or 64.3%, over the same period last year. This increase was primarily due to an increase in gross profit and lower interest expense, partially offset by an increase in selling, general and administrative expenses. Our net income was also favorably impacted by the fiscal calendar mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At December 30, 2000, we had approximately $17.8 million of cash and cash equivalents on hand. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to generally operate with negative working capital. As of December 30, 2000, we had net working capital of approximately $0.1 million due to a higher than normal cash balance.

      Net cash provided by operations was $20.8 million for the three months ended December 30, 2000 compared with $10.5 million during the three months ended December 25, 1999. Cash flows from operating activities for the period was primarily generated by income from operations and changes in working capital account balances.

      Net cash used in investing activities was $7.0 million for the three months ended December 30, 2000 compared with $6.0 million in the three months ended December 25, 1999. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

      In the three months ended December 30, 2000 and December 25, 1999, we opened 15 and 13 stores, respectively. During fiscal 2001, we plan to open at least 43 new Charlotte Russe and Rampage stores. We will also significantly broaden the test of our Charlotte’s Room concept, with 10 to 12 test locations planned for the next 12 to 18 months. We anticipate that total capital expenditures during fiscal 2001 will approximate $30.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

      Net cash provided by financing activities was $0.2 million for the three months ended December 30, 2000 compared with $3.6 million of net cash used in financing activities for the three months ended December 25, 1999. Financing activities for the three months ended December 30, 2000 primarily represent the proceeds of stock option exercises.

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

CHARLOTTE RUSSE HOLDING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of December 30, 2000, there was no amount outstanding under the revolving credit facility.

      Another component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These are considered to be cash equivalents and are shown that way on our balance sheets. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of February, 2001.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer