Form 10-Q
period 2001-03-31
CHARLOTTE RUSSE HOLDING INC
filed 2001-05-11
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 11, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of May 1, 2001: 20,699,860 shares.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2001	2000

	(unaudited)	(audited)
ASSETS

Current assets:

Cash and cash equivalents	$13,516,306	$3,829,352

Inventories	17,868,733	15,026,508

Other current assets	2,370,472	2,115,376

Deferred tax assets	2,600,000	2,160,000

Total current assets	36,355,511	23,131,236

Fixed assets, net	59,540,708	54,273,890

Goodwill, net	29,203,747	29,617,939

Other assets	1,426,824	1,482,345

Total assets	$126,526,790	$108,505,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable trade	$18,578,902	$12,767,401

Accounts payable other	629,729	4,780,008

Accrued payroll and related expense	2,274,940	2,009,179

Income and sales taxes payable	1,256,464	3,494,327

Other current liabilities	6,310,870	4,705,033

Total current liabilities	29,050,905	27,755,948

Notes payable to bank	—	—

Deferred rent	4,612,861	3,677,480

Other liabilities	250,023	278,098

Deferred tax liabilities	2,600,000	2,300,000

Total liabilities	36,513,789	34,011,526

Commitments

Stockholders’ equity:

Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—

Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares -

20,656,260 at March 31, 2001 and 20,319,412 at September 30, 2000	206,563	203,194

Additional paid-in capital	38,015,962	33,980,470

Deferred compensation	(444,000)	(516,000)

Retained earnings	52,234,476	40,826,220

Total stockholders’ equity	90,013,001	74,493,884

Total liabilities and stockholders’ equity	$126,526,790	$108,505,410

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended

	March	March	March	March
	31, 2001	25, 2000	31, 2001	25, 2000

Net sales	$64,037,474	$47,267,889	$157,080,175	$110,198,977

Cost of goods sold, including buying, distribution and occupancy costs	45,405,560	33,648,362	107,101,611	75,271,444

Gross profit	18,631,914	13,619,527	49,978,564	34,927,533

Selling, general and administrative expenses	13,172,584	9,691,692	30,743,073	21,607,518

Amortization of goodwill and other intangibles	223,842	223,842	447,684	447,684

Operating income	5,235,488	3,703,993	18,787,807	12,872,331

Other expenses:

Interest income (expense), net	168,744	54,627	209,337	(141,497)

Other charges, net	(73,807)	(62,500)	(140,522)	(127,762)

Total other income (expense)	94,937	(7,873)	68,815	(269,259)

Income before income taxes and extraordinary item, net of income taxes	5,330,425	3,696,120	18,856,622	12,603,072

Income taxes	1,970,256	1,413,180	7,448,366	5,109,565

Income before extraordinary item	3,360,169	2,282,940	11,408,256	7,493,507

Extraordinary loss from early debt retirement	—	—	—	311,314

Net income	$3,360,169	$2,282,940	$11,408,256	$7,182,193

Basic earnings per share:

Income before extraordinary item	$0.16	$0.11	$0.56	$0.37

Net income	$0.16	$0.11	$0.56	$0.36

Diluted earnings per share:

Income before extraordinary item	$0.14	$0.10	$0.49	$0.33

Net income	$0.14	$0.10	$0.49	$0.32

Weighted average shares outstanding:

Basic	20,532,662	20,136,980	20,440,085	19,906,199

Diluted	23,433,770	22,958,420	23,284,617	22,770,058

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended

	March	March	March	March
	31, 2001	25, 2000	31, 2001	25, 2000

Operating Activities

Net income	$3,360,169	$2,282,940	$11,408,256	$7,182,193

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,513,502	1,841,563	4,886,827	3,589,193

Deferred rent	426,335	383,979	935,381	731,970

Amortization of deferred compensation	36,000	36,000	72,000	72,000

Loss on disposal of asset	216,856	—	216,856	—

Extraordinary loss from early debt retirement	—	—	—	532,160

Deferred income taxes	(250,000)	—	(140,000)	—

Changes in operating assets and liabilities:

Inventories	(5,394,135)	(3,324,905)	(2,842,225)	(1,485,954)

Other current assets	(251,850)	996,057	(255,096)	448,001

Accounts payable trade	5,312,716	2,829,277	5,811,501	750,286

Accounts payable other	(110,878)	1,543,844	(4,150,279)	(2,154,844)

Accrued payroll and related expense	(725,945)	773,507	265,760	(99,498)

Income and sales taxes payable	(6,351,237)	(3,772,231)	(619,476)	398,874

Other current liabilities	(2,347,668)	(3,532,559)	1,617,242	722,449

Other liabilities	—	119,097	—	15,390

Net cash (used in) provided by operating activities	(3,566,135)	176,569	17,206,747	10,702,220

Investing Activities

Other assets	(76,922)	(141,775)	11,102	(93,092)

Purchases of fixed assets	(2,828,411)	(3,428,284)	(9,911,891)	(9,482,056)

Net cash used in investing activities	(2,905,333)	(3,570,059)	(9,900,789)	(9,575,148)

Financing Activities

Payments on capital leases	(19,911)	(103,394)	(39,478)	(210,776)

Payments on notes payable to bank and revolving credit facility	—	—	—	(19,000,000)

Proceeds from notes payable to bank and revolving credit facility	—	700,000	—	1,700,000

Repayments of notes receivable from officers	—	—	—	1,000,000

Proceeds from issuance of common stock	2,206,050	—	2,420,474	13,533,500

Net cash provided by (used in) financing activities	2,186,139	596,606	2,380,996	(2,977,276)

Net (decrease) increase in cash and cash equivalents	(4,285,329)	(2,796,884)	9,686,954	(1,850,204)

Cash and cash equivalents at beginning of the period	17,801,635	3,928,705	3,829,352	2,982,025

Cash and cash equivalents at end of the period	$13,516,306	$1,131,821	$13,516,306	$1,131,821

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

      Due to the seasonal nature of the Company’s business, the results of operations for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results of a full fiscal year.

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

	Three Months Ended		Six Months Ended

	March	March	March	March
	31, 2001	25, 2000	31, 2001	25, 2000

Income before extraordinary item	$3,360,169	$2,282,940	$11,408,256	$7,493,507

Net income	$3,360,169	$2,282,940	$11,408,256	$7,182,193

Income before extraordinary item per share:

Basic	$0.16	$0.11	$0.56	$0.37

Effect of dilutive securities stock options	(0.01)	—	(0.02)	(0.01)

Effect of dilutive securities warrants	(0.01)	(0.01)	(0.05)	(0.03)

Diluted	$0.14	$0.10	$0.49	$0.33

Net income:

Basic	$0.16	$0.11	$0.56	$0.36

Effect of dilutive securities stock options	(0.01)	—	(0.02)	(0.01)

Effect of dilutive securities warrants	(0.01)	(0.01)	(0.05)	(0.03)

Diluted	$0.14	$0.10	$0.49	$0.32

Weighted average number of shares:

Basic	20,532,662	20,136,980	20,440,085	19,906,199

Effect of dilutive securities stock options	1,012,006	990,918	980,376	985,306

Effect of dilutive securities warrants	1,889,102	1,830,522	1,864,156	1,878,553

Diluted	23,433,770	22,958,420	23,284,617	22,770,058

CHARLOTTE RUSSE HOLDING, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in our prospectus filed with the Securities and Exchange Commission on March 7, 2001.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report might not occur.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-Q. The following table sets forth our operating results, expressed as a percentage of net sales, and store information for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended		Six Months Ended

	March	March	March	March
	31, 2001	25, 2000	31, 2001	25, 2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	70.9	71.2	68.2	68.3

Gross profit	29.1	28.8	31.8	31.7

Selling, general and administrative expenses	20.6	20.5	19.6	19.6

Amortization of goodwill and other intangibles	0.3	0.5	0.2	0.4

Operating income	8.2	7.8	12.0	11.7

Interest income (expense), net	0.2	0.0	0.1	(0.1)

Other charges, net	(0.1)	0.0	(0.1)	(0.1)

Income before income taxes and extraordinary item	8.3	7.8	12.0	11.5

Income taxes	3.1	3.0	4.7	4.7

Income before extraordinary item	5.2	4.8	7.3	6.8

Extraordinary loss from early debt retirement	0.0	0.0	0.0	0.3

Net income	5.2%	4.8%	7.3%	6.5%

Number of stores open at end of period	156	112	156	112

Three Months Ended March 31, 2001 Compared to Three Months Ended March 25, 2000

Net Sales. Our net sales increased to $64.0 million from $47.3 million, an increase of $16.7 million or 35.5% over the same period last year. This increase is attributable primarily to $14.4 million of net sales for the seven new stores opened during the three months ended March 31, 2001, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 5.4% and contributed $2.3 million to the net sales increase during the three months ended March 31, 2001. The quarterly comparison of our net sales to last year’s results was negatively impacted by a shift in the fiscal calendar caused by having taken an additional week of business in fiscal 2000. The calendar shift moved the week following Christmas, a higher than average sales period, out of the second quarter of fiscal 2001 which unfavorably impacted the quarterly net sales comparison.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $18.6 million from $13.6 million, an increase of $5.0 million or 36.8% over the same period last year. This increase is the result of higher net sales and increased gross profit margin. As a percentage of net sales, gross profit increased to 29.1% from 28.8%. The increase as a percentage of net sales was principally due to higher initial mark-ups and lower markdowns partially offset by higher occupancy and freight expenses.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $13.2 million from $9.7 million, an increase of $3.5 million or 35.9% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% of sales from 20.5% primarily as a result of higher store operating expenses due, in part, to the calendar shift mentioned above, partially offset by lower marketing expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles remained constant at $0.2 million during these two periods.

Income Taxes. Our effective tax rate of 37.0% compares to an effective tax rate of 38.2% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996.

Net Income. Our net income for the three months ended March 31, 2001 increased to $3.4 million from $2.3 million, an increase of $1.1 million or 47.2% over the same period last year. This increase was primarily due to an increase in gross profit, an increase in interest income, and a $0.3 million charge related to the early repayment of a secured bank credit facility in fiscal 2000, partially offset by an increase in selling, general and administrative expenses.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 25, 2000

Net Sales. Our net sales increased to $157.1 million from $110.2 million, an increase of $46.9 million or 42.5% over the same period last year. This increase is attributable primarily to $42.4 million of net sales for the 22 new stores opened during the six months ended March 31, 2001, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 4.4% and contributed $4.5 million to the net sales increase during the six months ended March 31, 2001.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $50.0 million from $34.9 million, an increase of $15.1 million or 43.1% over the same period last year. This increase is the result of higher net sales and increased gross profit margin. As a percentage of net sales, gross profit increased to 31.8% from 31.7%. The increase as a percentage of net sales was principally due to higher initial mark-ups, and lower distribution and buying expenses, partially offset by higher freight, occupancy, and shrink expenses.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $30.7 million from $21.6 million, an increase of $9.1 million or 42.3% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administrative expenses are 19.6% of sales, which is consistent with the same period of the prior year.

Amortization of Goodwill and Other Intangibles. Our amortization of goodwill and other intangibles remained constant at $0.4 million during these two periods.

Income Taxes. Our effective tax rate of 39.5% compares to an effective tax rate of 40.5% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996.

Net Income. Our net income for the six months ended March 31, 2001 increased to $11.4 million from $7.2 million, an increase of $4.2 million or 58.8% over the same period last year. This increase was primarily due to an increase in gross profit, an increase in interest income, and a $0.3 million charge related to the early repayment of a secured bank credit facility in fiscal 2000, partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At March 31, 2001, we had approximately $13.5 million of cash and cash equivalents on hand. We had net working capital of approximately $7.3 million.

      Net cash provided by operations was $17.2 million for the six months ended March 31, 2001 compared with $10.7 million during the six months ended March 25, 2000. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances.

      Net cash used in investing activities was $9.9 million for the six months ended March 31, 2001 compared with $9.6 million in the six months ended March 25, 2000. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

      In the six months ended March 31, 2001 and March 25, 2000, we opened 22 and 16 stores, respectively. During fiscal 2001, we plan to open at least 45 new Charlotte Russe and Rampage stores. We will also broaden the test of our Charlotte’s Room concept, with three to eight locations planned for the current fiscal year. We anticipate that total capital expenditures during fiscal 2001 will approximate $30.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

      Net cash provided by financing activities was $2.4 million for the six months ended March 31, 2001 compared with $3.0 million of net cash used in financing activities for the six months ended March 25, 2000. Financing activities for the six months ended March 31, 2001 primarily represent net proceeds of $1.8 million from the issuance of 100,000 shares of common stock in connection with our March 7, 2001 offering and the proceeds of stock option exercises.

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

CHARLOTTE RUSSE HOLDING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of March 31, 2001, there was no amount outstanding under the revolving credit facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual meeting of shareholders was held on February 13, 2001. The following directors were re-elected, each having received no less than 19,590,282 votes in favor or 98.8% of the votes cast:

Director

Paul R. Del Rossi
W. Thomas Gould
Allan W. Karp
David J. Oddi
Bernard Zeichner

      The shareholders of the Company voted to increase the number of shares available under the 1999 Equity Incentive Plan.

18,430,545	1,388,395	12,686
For	Against	Withheld

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None.

(b)	Reports on Form 8-K
No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 11th day of May, 2001.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer