Form 10-Q
period 2001-06-30
CHARLOTTE RUSSE HOLDING INC
filed 2001-08-01
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 1, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of July 23, 2001: 20,757,460 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2001	2000

	(unaudited)	(audited)
ASSETS
Current assets:

Cash and cash equivalents	$8,993,496	$3,829,352

Inventories	21,251,000	15,026,508

Other current assets	1,869,535	2,115,376

Deferred tax assets	2,800,000	2,160,000

Total current assets	34,914,031	23,131,236

Fixed assets, net	68,476,813	54,273,890

Goodwill, net	28,996,651	29,617,939

Other assets	1,434,727	1,482,345

Total assets	$133,822,222	$108,505,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable trade	$18,660,770	$12,767,401

Accounts payable other	720,799	4,780,008

Accrued payroll and related expense	3,298,047	2,009,179

Income and sales taxes payable	1,544,796	3,494,327

Other current liabilities	5,274,583	4,705,033

Total current liabilities	29,498,995	27,755,948

Notes payable to bank	—	—

Deferred rent	5,148,026	3,677,480

Other liabilities	255,023	278,098

Deferred tax liabilities	2,600,000	2,300,000

Total liabilities	37,502,044	34,011,526

Commitments
Stockholders’ equity:

Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—

Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares - 20,757,460 at June 30, 2001 and 20,319,412 at September 30, 2000	207,575	203,194

Additional paid-in capital	39,496,991	33,980,470

Deferred compensation	(408,000)	(516,000)

Retained earnings	57,023,612	40,826,220

Total stockholders’ equity	96,320,178	74,493,884

Total liabilities and stockholders’ equity	$133,822,222	$108,505,410

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Net sales	$78,405,523	$58,694,969	$235,485,698	$168,893,946

Cost of goods sold, including buying, distribution and occupancy costs	55,410,915	39,997,003	162,512,528	115,268,447

Gross profit	22,994,608	18,697,966	72,973,170	53,625,499

Selling, general and administrative expenses	14,877,943	11,071,532	45,621,013	32,679,050

Amortization of goodwill and other intangibles	223,842	223,842	671,526	671,526

Operating income	7,892,823	7,402,592	26,680,631	20,274,923

Other expenses:

Interest income (expense), net	114,995	(22,517)	324,331	(164,014)

Other charges, net	(91,892)	(68,266)	(232,414)	(196,028)

Total other income (expense)	23,103	(90,783)	91,917	(360,042)

Income before income taxes and extraordinary item, net of income taxes	7,915,926	7,311,809	26,772,548	19,914,881

Income taxes	3,126,790	2,955,959	10,575,156	8,065,524

Income before extraordinary item	4,789,136	4,355,850	16,197,392	11,849,357

Extraordinary loss from early debt retirement	—	—	—	311,314

Net income	$4,789,136	$4,355,850	$16,197,392	$11,538,043

Basic earnings per share:

Income before extraordinary item	$0.23	$0.22	$0.79	$0.59

Net income	$0.23	$0.22	$0.79	$0.58

Diluted earnings per share:

Income before extraordinary item	$0.20	$0.19	$0.69	$0.52

Net income	$0.20	$0.19	$0.69	$0.51

Weighted average shares outstanding:

Basic	20,718,658	20,205,485	20,530,928	20,005,961

Diluted	23,593,848	22,877,255	23,398,585	22,780,011

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Operating Activities
Net income	$4,789,136	$4,355,850	$16,197,392	$11,538,043

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,727,122	1,932,074	7,613,949	5,527,779

Deferred rent	535,165	458,031	1,470,546	1,190,001

Amortization of deferred compensation	36,000	36,000	108,000	108,000

Loss on disposal of asset	—	—	216,856	—

Extraordinary loss from early debt retirement	—	—	—	532,160

Deferred income taxes	(200,000)	100,000	(340,000)	100,000

Changes in operating assets and liabilities:

Inventories	(3,382,267)	(968,027)	(6,224,492)	(2,453,981)

Other current assets	500,937	31,396	245,841	479,396

Accounts payable trade	81,868	135,964	5,893,369	886,250

Accounts payable other	91,070	1,264,515	(4,059,209)	(890,329)

Accrued payroll and related expense	1,023,108	(420,266)	1,288,868	(519,764)

Income and sales taxes payable	1,450,673	175,592	831,197	353,620

Other current liabilities	(1,016,224)	(539,368)	601,018

				176,570

Other liabilities	5,000	(96,593)	5,000	(81,201)

Net cash provided by operating activities	6,641,588	6,465,168	23,848,335	16,946,544

Investing Activities

Other assets	(30,112)	(86,761)	(19,010)	40,993

Purchases of fixed assets	(11,433,921)	(6,351,759)	(21,345,812)	(15,833,817)

Net cash used in investing activities	(11,464,033)	(6,438,520)	(21,364,822)	(15,792,824)

Financing Activities

Payments on capital leases	(20,065)	(93,430)	(59,543)	(304,206)

Payments on notes payable to bank and revolving credit facility	—	(700,000)	—	(19,700,000)

Proceeds from notes payable to bank and revolving credit facility	—	—	—	1,700,000

Repayments of notes receivable from officers	—	—	—	1,000,000

Proceeds from issuance of common stock	319,700	482,515	2,740,174	14,016,015

Net cash provided by (used in) financing activities	299,635	(310,915)	2,680,631	(3,288,191)

Net (decrease) increase in cash and cash equivalents	(4,522,810)	(284,267)	5,164,144	(2,134,471)

Cash and cash equivalents at beginning of the period	13,516,306	1,131,821	3,829,352	2,982,025

Cash and cash equivalents at end of the period	$8,993,496	$847,554	$8,993,496	$847,554

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

     Due to the seasonal nature of the Company’s business, the results of operations for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results of a full fiscal year.

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

	Three Months Ended		Nine Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Income before extraordinary item	$4,789,136	$4,355,850	$16,197,392	$11,849,357

Net income	$4,789,136	$4,355,850	$16,197,392	$11,538,043

Income before extraordinary item per share:

Basic	$0.23	$0.22	$0.79	$0.59

Effect of dilutive securities stock options	(0.01)	(0.01)	(0.03)	(0.03)

Effect of dilutive securities warrants	(0.02)	(0.02)	(0.07)	(0.04)

Diluted	$0.20	$0.19	$0.69	$0.52

Net income:

Basic	$0.23	$0.22	$0.79	$0.58

Effect of dilutive securities stock options	(0.01)	(0.01)	(0.03)	(0.03)

Effect of dilutive securities warrants	(0.02)	(0.02)	(0.07)	(0.04)

Diluted	$0.20	$0.19	$0.69	$0.51

Weighted average number of shares:

Basic	20,718,658	20,205,485	20,530,928	20,005,961

Effect of dilutive securities stock options	976,446	881,724	988,440	952,256

Effect of dilutive securities warrants	1,898,744	1,790,046	1,879,217	1,821,794

Diluted	23,593,848	22,877,255	23,398,585	22,780,011

CHARLOTTE RUSSE HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first fiscal quarter of 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective October 1, 2002 will have on its results of operations and financial position.

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

	Three Months Ended		Nine Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	70.7	68.1	69.0	68.2

Gross profit	29.3	31.9	31.0	31.8

Selling, general and administrative expenses	19.0	18.9	19.4	19.4

Amortization of goodwill and other intangibles	0.3	0.4	0.3	0.4

Operating income	10.0	12.6	11.3	12.0

Interest income (expense), net	0.1	0.0	0.1	(0.1)

Other charges, net	(0.1)	(0.1)	0.0	(0.1)

Income before income taxes and extraordinary item	10.0	12.5	11.4	11.8

Income taxes	3.9	5.1	4.5	4.8

Income before extraordinary item	6.1	7.4	6.9	7.0

Extraordinary loss from early debt retirement	0.0	0.0	0.0	0.2

Net income	6.1%	7.4%	6.9%	6.8%

Number of stores open at end of period	177	123	177	123

Three Months Ended June 30, 2001 Compared to Three Months Ended June 24, 2000

Net Sales. Our net sales increased to $78.4 million from $58.7 million, an increase of $19.7 million or 33.6% over the same period last year. This increase is attributable primarily to $23.3 million of net sales for the 21 new stores opened during the three months ended June 30, 2001, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales decreased by 6.6%, reducing the net sales increase by $3.6 million during the three months ended June 30, 2001.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $23.0 million from $18.7 million, an increase of $4.3 million or 23.0% over the same period last year. This increase is the result of higher net sales offset by a decrease in gross profit margin. As a percentage of net sales, gross profit decreased to 29.3% from 31.9%. The decrease as a percentage of net sales was principally due to higher occupancy, markdown, buying, shrink, and freight expenses, partially offset by higher initial markups.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $14.9 million from $11.1 million, an increase of $3.8 million or 34.4% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 19.0% of sales from 18.9% primarily as a result of higher store operating expenses, partially offset by the leveraging of corporate expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles remained constant at $0.2 million during these two periods.

Income Taxes. Our effective tax rate of 39.5% compares to an effective tax rate of 40.4% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996.

     Net Income. Our net income for the three months ended June 30, 2001 increased to $4.8 million from $4.4 million, an increase of $0.4 million or 9.9% over the same period last year. This increase was primarily due to an increase in gross profit, an increase in interest income, and a lower effective income tax rate, partially offset by an increase in selling, general and administrative expenses.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 24, 2000

Net Sales. Our net sales increased to $235.5 million from $168.9 million, an increase of $66.6 million or 39.4% over the same period last year. This increase is attributable primarily to $65.7 million of net sales for the 43 new stores opened during the nine months ended June 30, 2001, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 0.6% and contributed $0.9 million to the net sales increase during the nine months ended June 30, 2001.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $73.0 million from $53.6 million, an increase of $19.4 million or 36.1% over the same period last year. This increase is the result of higher net sales offset by a decrease in gross profit margin. As a percentage of net sales, gross profit decreased to 31.0% from 31.8%. The decrease as a percentage of net sales was principally due to higher occupancy, freight, markdown, and shrink expenses, partially offset by higher initial markups.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $45.6 million from $32.7 million, an increase of $12.9 million or 39.6% over the same period last year. This increase is attributable to new store expansion and increased corporate expenses. As a percentage of sales, selling, general and administrative expenses are 19.4% of sales, which is consistent with the same period of the prior year.

Amortization of Goodwill and Other Intangibles. Our amortization of goodwill and other intangibles remained constant at $0.7 million during these two periods.

Income Taxes. Our effective tax rate of 39.5% compares to an effective tax rate of 40.5% for the same period of the prior year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of the business in September 1996.

Net Income. Our net income for the nine months ended June 30, 2001 increased to $16.2 million from $11.5 million, an increase of $4.7 million or 40.4% over the same period last year. This increase was primarily due to an increase in gross profit, an increase in interest income, a lower effective income tax rate, and a $0.3 million charge related to the early repayment of a secured bank credit facility in fiscal 2000, partially offset by an increase in selling, general and administrative expenses.

Recent Developments

     During the third quarter of fiscal 2001, a slowdown in mall traffic, especially in the Southern California region, adversely impacted sales at stores that had been open for at least one year. As a result, comparable store sales declined 6.6% from prior year levels. The sales declines caused store occupancy and payroll expenses to rise as a percent of sales and resulted in reduced operating income margins.

     We are cautious about the near-term economic outlook. We have seen no significant improvement in sales trends during the initial weeks of the fourth quarter of fiscal 2001. To the extent that consumer spending remains soft in future quarters, it would be difficult for comparable stores sales and operating income margins to show improvement over their prior year performances.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. At June 30, 2001, we had approximately $9.0 million of cash and cash equivalents on hand. We had net working capital of approximately $5.4 million.

     Net cash provided by operations was $23.8 million for the nine months ended June 30, 2001 compared with $16.9 million during the nine months ended June 24, 2000. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances.

     Net cash used in investing activities was $21.4 million for the nine months ended June 30, 2001 compared with $15.8 million in the nine months ended June 24, 2000. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

     In the nine months ended June 30, 2001 and June 24, 2000, we opened 43 and 27 new stores, respectively. During fiscal 2001, we plan to open at least 47 new Charlotte Russe and Rampage stores net of two closures. We will also continue the test of our Charlotte’s Room concept, with five new stores expected to be opened during the current fiscal year. We anticipate that total capital expenditures during fiscal 2001 will approximate $31.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

     Net cash provided by financing activities was $2.7 million for the nine months ended June 30, 2001 compared with $3.3 million of net cash used in financing activities for the nine months ended June 24, 2000. Financing activities for the nine months ended June 30, 2001 primarily represent net proceeds of $1.8 million from the issuance of 100,000 shares of common stock in connection with our March 7, 2001 offering and the proceeds of stock option exercises.

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

CHARLOTTE RUSSE HOLDING, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of June 30, 2001, there was no amount outstanding under the revolving credit facility.

     Another component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These are considered to be cash equivalents and are shown that way on our balance sheets. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

PART II. OTHER INFORMATION

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 1st day of August, 2001.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer