Form 10-K
period 2001-09-29
CHARLOTTE RUSSE HOLDING INC
filed 2001-12-13
CIK 1092006

As filed with the Securities and Exchange Commission on December 13, 2001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD, SAN DIEGO, CA 92117
(Address, including Zip Code, of Registrant’s Principal Executive Offices)

(858) 587-1500
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE
(Title of Each Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $143,619,000 as of December 11, 2001 based upon the closing sale price per share of the registrant’s common stock of $18.20 as reported on the Nasdaq National Market® (Nasdaq) on such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of December 11, 2001, 20,848,567 shares of common stock, $0.01 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

     The stylized and non-stylized Charlotte Russe® trademarks and the Charlotte’s Room™ trademark referred to in this Form 10-K are federally registered in the United States, and the ™ and certain product-related Charlotte’s Room™ trademarks referred to in this Form 10-K are subject to pending applications for registration. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage® trademark referred to in this Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Clothing Company. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

     We are a rapidly growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women between the ages of 15 and 35. We have two distinct, established store concepts, “Charlotte Russe” and “Rampage,” and we are currently developing an additional store concept, “Charlotte’s Room.” As of September 29, 2001, we operated a total of 188 stores throughout 26 states and Puerto Rico. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries. Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature emerging fashion trends and thus appeal to women who have a flair for making fashion statements and who want to create a cutting-edge look.

     Our Charlotte Russe and Rampage stores are located predominantly in high-visibility, center court mall locations in spaces that average approximately 7,300 square feet. These stores, which are generally twice as large as those of most of our competitors, are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection. Our Charlotte’s Room stores feature accessories, gifts and home décor items for fashion-driven 11 to 17 year olds. These stores average 3,200 square feet and are designed to create an ageless, playful shopping environment.

     Our broad assortment of merchandise is centered around styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally 20% to 30% less than prices for comparable items offered by most of our direct mall-based competitors. Over 80% of our Charlotte Russe merchandise is sold under the Charlotte Russe label and over 90% of our Rampage merchandise is sold under our proprietary label. The remainder of our merchandise at these stores consists of nationally-recognized brands popular with our customers.

We intend to become a leading national specialty retailer.

     We intend to become a leading national specialty retailer of affordable fashion-forward apparel and accessories to youthful-minded women. We intend to achieve this objective by continuing to pursue an aggressive store opening campaign of our proven concepts, Charlotte Russe and Rampage, broadening the test of our Charlotte’s Room concept and introducing a national marketing campaign for our Charlotte Russe brand.

     Since our acquisition in September 1996, we have conducted an accelerated store opening program and have more than quintupled our store base. As of September 29, 2001, we operated 188 stores throughout 26 states and Puerto Rico. Based on our successful track record, favorable demographic trends and a solid infrastructure, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe and Rampage stores at a rapid rate, with at least 55 new Charlotte Russe and Rampage stores planned for fiscal year 2002, for which we have already completed our site selection and evaluation process. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence. We have expanded our test of the Charlotte’s Room concept to eight stores during fiscal 2001, and we plan to add two additional stores in fiscal 2002.

     We have historically relied on exciting in-store graphics and window displays to convey our fashion-forward orientation. We intend to leverage these successful marketing efforts to promote brand awareness on a national level. Specifically, in fiscal 2001 we launched a national print marketing campaign to further enhance the value of our Charlotte Russe brand.

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

     Offer Consistent Value Pricing. We offer a broad assortment of fashionable, quality merchandise at prices generally 20% to 30% below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our established store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $18.00 and $28.00. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that has enabled us to build a broad and loyal base of customers.

     Maintain Distinct Brand Images. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering over 80% of our Charlotte Russe merchandise under the Charlotte Russe label and over 90% of our Rampage merchandise under our proprietary label. We believe that both of our established brands provide opportunities for expansion of our current merchandise categories and entry into new product categories. We intend to develop the Charlotte’s Room brand and any additional proprietary brands with distinct images so that they can be expanded in the same manner.

     Target a Highly Desirable Market. Our Charlotte Russe and Rampage stores target women between the ages of 15 and 35, a broad and large group that is expected to grow over the next ten years. While our target customer base is expected to grow, a core group of our target market, the teenage and early twenties population, is expected to grow at a rate faster than that of the overall United States population according to the United States Census Bureau. We believe that an increase in minimum wage and easier access to credit cards will continue to contribute to substantial growth in the buying power of our target market.

     Offer Broad, Exciting Merchandise Assortment. Our merchandising strategy is founded on offering a broad assortment of apparel and accessories that conveys a consistent fashion attitude. Our merchandise includes ready-to-wear apparel such as knit and woven tops, dresses, shorts, pants and skirts, as well as accessories such as shoes, handbags and jewelry that enable our customers to create distinct ensembles complemented by color coordinated and fashion-forward items. Our merchandise assortment is voguish enough to attract teenage customers and yet stylish enough to retain those women as they mature into young adults. We maintain a fresh and exciting shopping environment by frequently introducing new merchandise into our stores and by regularly updating our merchandise displays. In addition, our stores provide a comfortable and spacious environment that accentuates the breadth of our merchandise offerings.

     Capitalize on Strong Store Economics. Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During their first year of operations, our stores opened during fiscal years 1997 through 2000 generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $400,000, or approximately 22.0% of net sales. Accordingly, these stores generated an average cash return on investment of approximately 90% in their first year of operations. There can be no assurance that our new stores will obtain these levels in the future, especially given the weak retailing trends during the second half of fiscal year 2001.

     Leverage Highly Experienced Management Team. We believe our senior management team combines a unique blend of experience with the company and other national growth retailers. Following our acquisition in September 1996, Mr. Zeichner recruited eight members of our highly experienced management team, who have participated in the successful national expansion of retailers such as Contempo Casuals, Guess? and Price Club. As a group, these officers currently have an average of over 20 years of retail experience. These new managers complemented our core group of buying and operations managers who had participated in the evolution and growth of the Charlotte Russe concept and who currently have an average of over 19 years of retail experience with us. The successful integration of these distinct skill sets has produced a unique corporate culture that leverages the talents of each group. During August 2001, we established the Chief Operating Officer position with the hiring of Mark Hoffman, a specialty retail executive with experience at Pacific Sunwear, Claire’s and Ann Taylor. We believe our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program.

     Actively Manage Inventory. The cornerstone of our merchandising strategy is our test-and-reorder philosophy. This strategy allows us to minimize our inventory risk by ordering small quantities of fashion merchandise to test customer acceptance before placing larger purchase commitments. Our test-and-reorder strategy is successful in large part because we deal primarily with domestic vendors, which in our experience has generally resulted in short lead times of three to six weeks. These short lead times, together with our ability to monitor store sales on a daily basis, permit us to quickly react to sell-through trends and fashion preferences. We have one of the highest inventory turn rates in the industry and we believe that our approach to managing our merchandise mix has contributed to strong gross margins and lower-than-average markdown rates.

Our target customers are young, fashion-conscious women.

     We target young, fashion-conscious women. Our Charlotte Russe customer is a woman who desires understandable trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, the Charlotte Russe customer is feminine and body conscious. Our Rampage stores cater to women with definitive fashion sense who set rather than follow trends. Our Rampage customer is hip, eclectic, body conscious and tapped into pop culture. She wants her look to be cutting-edge, while recognizing the value of competitive pricing. Our Charlotte’s Room customer is a fashion-driven 11 to 17 year old or a hip cross-over customer. She wants gifts and accessories to satisfy her ever-changing lifestyle wants and needs.

We offer established fashion and cutting-edge merchandise.

     Charlotte Russe. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers’ lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers’ broad lifestyle needs for casual, social, career and special occasion wear. Our typical dresses range in price from $19.99 to $60.00, although prices can be as high as $80.00 to $120.00 for special occasion dresses. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in these stores carries the Charlotte Russe label. Our average sales price for apparel items is $18.00, and the average sales price for all of our merchandise, including accessories, is $14.00.

     Rampage. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. There is also less emphasis on the career customer in our Rampage stores. The retail prices for our typical dresses range from $39.00 to $69.00, although prices can be higher for special occasion dresses. Over 90% of the Rampage merchandise is offered under our proprietary label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command price points that are higher than those of Charlotte Russe, but still below those of our competitors. The average sales price for apparel items in our Rampage stores is $28.00, and the average sales price for all of our merchandise, including accessories, is $23.00.

     Charlotte’s Room. In addition to our apparel retail concepts, we are also developing and testing our Charlotte’s Room concept, which targets 11 to 17 year-olds. We offer a breadth of products that enable this customer to complement her fashionable appearance with fashion-forward accessories, as well as create a fresh and playful bedroom atmosphere expressive of her distinct personality. We carry a wide assortment of gifts and accessories, as well as a limited assortment of novelty apparel and sleepwear items.

Our visual merchandising strengthens our brand name and creates an exciting shopping environment.

     Our merchandising presentation for our retail apparel concepts communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits. Our visual merchandising team for the Charlotte Russe and Rampage stores also makes use of mannequins in store windows as well as on the selling floor to enhance our merchandise presentation.

     Within our Charlotte Russe stores, we seek to create an inviting environment for our broad product offerings. We generally group our apparel merchandise by color and fashion trend and we typically present accessories as in-store boutiques. While shopping the store, our customer will observe that our merchandise extends to her various lifestyle needs, including casual, club and career wear, as well as lingerie, shoes and accessories. We believe that presenting apparel merchandise by color and fashion trend, when accompanied with boutiques of various accessories, creates an attractive atmosphere for our customers and that the breadth and depth of our product offerings makes us a destination location for their shopping needs.

     At our Rampage stores, we employ an equally effective visual merchandising strategy in order to capture the interest of our customers. Our Rampage merchandise is generally grouped by color and fashion trend to keep the stores vibrant, hip and visually stimulating. Our stores are larger than most of our competitors, and we take advantage of our store size by providing an expansive and diverse offering of merchandise. Our store window displays and in-store graphics accentuate the fashion, quality and cutting-edge style of our merchandise.

     As with our other concepts, we intend to build brand awareness for Charlotte’s Room from the inside out. Our unique store design uses blue, white and silver tones to create an ageless, playful environment. We reinforce our in-store atmosphere by incorporating the design into seasonal promotional programs, signage and window displays. We expect to leverage the experience and talent of our visual merchandising team to continue to refine our merchandising strategy for Charlotte’s Room.

We order primarily from domestic sources and utilize a test-and-reorder strategy.

     All of our inventory is purchased from third party vendors. The cornerstone of our merchandising strategy is our test-and-reorder philosophy. This strategy allows us to manage our inventory risk by testing small quantities of fashion merchandise in our stores before placing larger purchase commitments. Our experienced buying staff uses sophisticated information systems to track the weekly sell-through of each merchandise item by classification, style, color and size, and then places appropriate reorders for popular merchandise. Accordingly, our test-and-reorder strategy enables us to quickly react to sell-through trends and fashion preferences.

     Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which has generally resulted in short lead times of three to six weeks. Accordingly, we have established relationships with over 650 vendors to meet our ongoing fashion and inventory needs. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During the fiscal year ended September 29, 2001, our top five vendors accounted for approximately 10.7% of our total purchases and no single vendor accounted for more than 2.4% of our total purchases.

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

     The timely and efficient distribution of merchandise to our stores is critical to the success of our test-and-reorder strategy. We process all of our merchandise through our modern 125,000 square foot distribution center in San Diego, California, which we built and took possession of in April 1998. Our distribution facility employs an automated system for sorting apparel by store and facilitating packaging for display in our stores. We estimate that approximately 50% of our apparel merchandise is currently pre-ticketed by our vendors, and we expect that this percentage will continue to increase over the next fiscal year. This pre-ticketing by vendors allows us to ship merchandise more quickly, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to five business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than seven days. Each store generally receives three to five merchandise shipments per week.

     In order to support the logistical requirements of our rapidly expanding store base, we intend to add distribution capacity with the opening of a 265,000 square foot facility in Ontario (California) during the third quarter of fiscal year 2002. In addition to an automated system for sorting apparel, this facility will also incorporate automated processing for accessories. Successful operation of this second facility is expected to increase the total distribution capabilities to at least 600 stores and should be sufficient to accommodate our expected store growth through the next several years.

We have stores throughout the United States.

     As of September 29, 2001, we operated 146 Charlotte Russe stores, 34 Rampage stores and 8 Charlotte’s Room stores throughout 26 states and Puerto Rico. The number of our stores located in each state is shown in the following map according to the state or territory in which that store is located.

     The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

	California	Southwest	Southeast	Northeast	Other	Total

Store count at September 27, 1996	26	9	—	—	—	35
Fiscal 1997
Stores opened	3	1	2	0	1	7
Stores closed	(1)	0	0	0	0	(1)

	28	10	2	0	1	41
Fiscal 1998
Stores acquired (Rampage)	7	2	3	4	0	16
Stores opened	4	4	9	0	0	17

	39	16	14	4	1	74
Fiscal 1999
Stores opened	1	3	9	5	4	22

	40	19	23	9	5	96
Fiscal 2000
Stores opened	4	9	6	14	7	40

	44	28	29	23	12	136
Fiscal 2001
Stores opened	7	8	8	13	18	54
Stores closed	(1)	0	(1)	0	0	(2)

Store count at end of fiscal 2001	50	36	36	36	30	188

We seek to locate our stores in large, commanding spaces in high traffic areas of strong regional malls.

     Our stores provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles. Our Charlotte Russe and Rampage stores, which average approximately 7,300 square feet, are generally twice the size of those of most of our mall-based competitors. Our Charlotte’s Room stores currently average approximately 3,200 square feet.

     We engage an independent real estate consultant to initially identify favorable store locations in existing or new markets. This consultant currently does not advise any other operators within the women’s apparel industry. Our site selection criteria includes:

•	a careful assessment of mall traffic;

•	The performance of other retailers within the mall and in particular those serving our target customers;

•	The proposed location within the mall;

•	population and demographic characteristics of the area; and

•	projected profitability and cash return on investment.

     Immediately after site approval, we simultaneously negotiate lease terms and begin planning the store layout and design. We typically open a new store within three months after lease execution and delivery of space. We also continually evaluate our stores to assess the need for remodeling or the timing of possible closure based on economic factors.

Store Operations

     Our store operations are currently organized into a Western region with eleven districts, an Eastern region with eight districts and a Southeastern region with seven districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for an average of seven stores. Individual store personnel generally consists of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

     Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We strive to hire enthusiastic sales personnel and provide them with extensive training to create a sales staff with a strong fashion sense, a focus on customer service and a willingness to assist customers with assembling, accessorizing and coordinating outfits.

     Our standard training program for store managers includes an initial three week session at a store managed by one of our approved training managers, as well as frequent regional and district meetings. In addition, our training manual provides practical information and skill development for all store level positions. We develop new store managers by promoting from within and selectively hiring from other retail organizations. In anticipation of our continued store expansion, we will continue to increase the number of people in our store manager training program as appropriate to support our proposed expansion strategy.

We continually invest in and upgrade our information technology systems.

     We are committed to investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our information technology systems address, among others things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Our buying, allocation and distribution functions are supported by an ICM merchandising system that is tailored for Charlotte Russe and we utilize a Lawson Software package for our financial reporting and human resource functions. As part of our program to evaluate and update our systems, certain enhancements are expected to be pursued during fiscal year 2002, including the potential acquisition of software to support the merchandise planning and allocation functions. We believe our current systems, as they may be enhanced in the future, are adequate to meet future expansion plans over the next several years.

     Our sales are updated daily in the merchandise reporting system by polling sales information from each store’s point-of-sale terminal. Our point-of-sale system consists of registers providing price look-up, time and attendance, supply ordering, bill of lading tracking and automated charge card processing. We believe these features improve transaction accuracy, increase speed of checkout time and overall store efficiency and enable us to track the productivity of individual sales associates. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours and messages to our host system and download new merchandise pricing, price changes for existing merchandise, carton receipts and system maintenance tasks to the point-of-sale devices. Based upon the evaluation of information obtained through daily polling, our planning department implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores.

We lease all of our properties.

     We operated 188 stores throughout 26 states and Puerto Rico as of September 29, 2001. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We believe the distribution capacity of the San Diego facility and the Ontario (California) facility scheduled to open during the third quarter of fiscal year 2002 should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 7,600 square feet at the CaliforniaMart in Los Angeles. This lease expires April 30, 2005.

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

     We believe that our trademarks are important to our success. Our Charlotte Russe trademarks and Charlotte’s Room trademark are registered with the United States Patent and Trademark Office. In addition, we have applications pending with the United States Patent and Trademark Office for our and certain product-related Charlotte’s Room trademarks.

     In connection with the acquisition of our Rampage stores in September 1997, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties negatively impact our business reputation, we have the right to rename our Rampage stores and terminate the license agreement upon thirty (30) days written notice. Furthermore, over 90% of the merchandise in our Rampage stores is sold under our proprietary label, and only a nominal amount is sold under the Rampage brand name. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the fiscal year at stores operating under the Rampage name. The license agreement has an initial term of four years with an automatic option to renew for another four years. We may also extend the license for ten additional four-year periods. We may exercise each of these extension periods, however, only if our net sales under the license for the last fiscal year of the then current four-year extension period exceed by 10% our net sales for the fiscal year ending immediately prior to the beginning of such extension period.

We consider the relationship with our employees to be good.

     As of September 29, 2001, we employed 1,308 full-time and 2,504 part-time employees. Of our full-time employees, 186 were employed at our corporate offices, 155 were employed at our distribution center and 967 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we consider the relationship with our employees to be good.

ITEM 2. PROPERTIES

     We operated 188 stores throughout 26 states and Puerto Rico as of September 29, 2001. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We believe the distribution capacity of the San Diego facility and the Ontario (California) facility scheduled to open during the third quarter of fiscal year 2002 should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 7,600 square feet at the CaliforniaMart in Los Angeles. This lease expires April 30, 2005.

     The number of our stores located in each state is shown in the following store list according to the state or territory in which such store is located. All locations below are Charlotte Russe stores unless otherwise indicated.

Arizona (11)
     Arizona Mills (Tempe)†
     Arrowhead Center (Glendale)
     Fashion Square (Scottsdale)
     Fiesta Mall (Mesa)(+)
     Metro Center (Phoenix)
     Paradise Valley Mall (Phoenix)(+)
     Park Place (Tucson)
     Tucson Mall

California (50)
     Fresno Fashion Fair
     Galleria at Roseville
     Great Mall of the Bay Area (Milpitas)
     La Cumbre Plaza (Santa Barbara)*
     Los Angeles
          Beverly Center*
          Brea Mall(+)
          Del Amo Fashion Center (Torrance)†(+)
          Fox Hills Mall (Culver City)
          Glendale Galleria†
          Laguna Hills Mall
          Lakewood Fashion Center
          Main Place (Santa Ana)
          Mission Viejo*
          Montclair Plaza
          Montebello Town Center
          Moreno Valley Mall
          Northridge Fashion Center
          Ontario Mills
          Plaza at West Covina
          Santa Anita Fashion Park
          Sherman Oaks*
          South Coast Plaza (Costa Mesa)*
          Thousand Oaks Center
          Topanga Plaza (Canoga Park)†
          Westminster Mall
          Westside Pavillion*
     New Park Mall (Newark)
     San Diego
          Chula Vista Center
          Fashion Valley Center
          Grossmont Center (La Mesa)
          Mission Valley(+)
North County Fair (Escondido)	California (continued)
     San Diego (continued)
          Parkway Plaza (El Cajon)
          Plaza Bonita (National City)
          Plaza Camino Real (Carlsbad)
          University Towne Center
     Santa Rosa Plaza
     Serramonte Center (Daly City)
     Sun Valley (Concord)†
     Temecula Promenade
     Valley Fair (San Jose)*(+)
     Valley Plaza (Bakersfield)

Colorado (1)
     Flatiron Crossing (Broomfield)

Connecticut (3)
     Crystal Mall (Waterford)
     Danbury Fair*
     Meriden Square

Florida (24)
     Altamonte Springs
     Aventura Mall*
     Boca Raton*
     Broward Mall (Plantation)
     Citrus Park Center (Tampa)
     Coral Square
     Countryside Mall (Clearwater)
     Dadeland Mall (Miami)*
     Dolphin Mall (Miami)
     Edison Mall (Fort Meyers)
     Florida Mall (Orlando)†
     Indian River (Vero Beach)
     Melbourne Square
     Orange Park Mall
     Orlando Fashion Square
     Oviedo Marketplace
     Regency Square (Jacksonville)
     Seminole Town Center (Sanford)
     Shops at Sunset (South Miami)
     The Avenues (Jacksonville)
     The Falls (Miami)*
     Tyrone Square (St. Petersburg)
West Oaks Mall (Ocoee)

Georgia (7)
     Arbor Place (Douglasville)
     Mall of Georgia at Mill Creek†
     North Georgia Outlet (Dawsonville)
     Northlake Mall (Atlanta)
     Perimeter Mall (Atlanta)
     Town Center at Cobb (Kennesaw)

Hawaii (1)
     Pearlridge (Aiea)

Illinois (10)
     Charlestown Mall
     Fox Valley Center (Aurora)
     Gurnee Mills
     Louis Joliet Mall
     Northbrook Court*
     Orland Square
     Spring Hill Mall (West Dundee)
     Stratford Square (Bloomingdale)
     Water Tower Place (Chicago)*
     Woodfield Mall (Schaumburg)

Indiana (2)
     Castleton Square (Indianapolis)
     Glenbrook Square (Fort Wayne)

Maryland (2)
     Arundel Mills (Hanover)
     Lakeforest (Gaithersburg)

Massachusetts (3)
     Emerald Square (N. Attleboro)†
     Holyoke Mall

Michigan (4)
     Fairlane (Dearborn)
     Genesee Valley Center (Flint)
     Great Lakes Crossing (Auburn Hill)
     River Town Crossings (Grandville)

Minnesota (4)
     Eden Prairie Mall
     Mall of America (Bloomington) *
     Maplewood Mall (St. Paul)
Rosedale Center (Roseville)	Nevada (4)
     Boulevard Mall (Las Vegas)†
     Galleria (Henderson)
     Meadows Mall (Las Vegas)

New Jersey (6)
     Deptford Mall
     Freehold Raceway*
     Garden State Plaza (Paramus)*
     Hamilton Mall (Mays Landing)
     Jersey Gardens (Elizabeth)
     Quaker Bridge Mall (Lawrenceville)

New York (14)
     Broadway Mall
     Carousel Center (Syracuse)
     Crossgates Mall (Albany)†
     Eastview Mall (Victor)
     Galleria at Crystal Run (Middletown)
     Palisades Center (West Nyack)†
     Roosevelt Field (Garden City)†
     Smith Haven (Lake Grove)
     Soho*
     Sunrise Mall (Massapequa)
     Walden Galleria (Buffalo)

New Hampshire (1)
     Mall of New Hampshire (Manchester)

North Carolina (2)
     Concord Mills
     Independence Mall (Wilmington)

Ohio (4)
     Avenue at Tower City (Cleveland)
     Eastwood Mall (Niles)
     Southern Park (Youngstown)
     Tri-County Mall (Cincinnati)

Oklahoma (1)
     Woodland Hills Mall (Tulsa)

Pennsylvania (5)
     Franklin Mills (Philadelphia)
     Monroeville Mall
     Montgomery Mall (North Wales)
     Oxford Valley Mall (Langhorne)
Ross Park Mall (Pittsburgh)

Puerto Rico (5)
     The Belz Outlet (Canovanas)
     Plaza Carolina (Carolina)
     Plaza Del Sol (Sierra Bayamon)
     Plaza Las Americas (Hato Rey)†

Rhode Island (1)
     Providence Place

South Carolina (1)
     Haywood Mall (Greenville)

Tennessee (2)
     Hickory Hollow (Antioch)
Opry Mills (Nashville)	Texas (19)
     Sunrise Mall (Brownsville)
     Cielo Vista (El Paso)
     Collin Creek Mall (Plano)
     Grapevine Mills(+)
     Highland Mall (Austin)
     Houston Galleria*
     Katy Mills
     Lakeline Mall (Cedar Park)
     La Plaza Mall (McAllen)
     North East Mall (Hurst)
     Northpark Mall (Dallas)†(+)
     Ridgmar Mall (Ft. Worth)
     Stonebriar Center (Frisco)†
     Town East Mall (Mesquite)
     Valley View (Dallas)

Virginia (1)
Dulles Town Center

*	Rampage Store

†	Both Charlotte Russe and Rampage Stores

(+)	Includes Charlotte’s Room Store

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

     Our common stock began trading on the Nasdaq National Market under the symbol “CHIC” on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by Nasdaq:

	High	Low

Fiscal Year Ended September 30, 2000
First Quarter (From October 20, 1999)	17.375	11.875
Second Quarter	21.750	10.625
Third Quarter	18.125	8.188
Fourth Quarter	14.375	10.000
Fiscal Year Ended September 29, 2001
First Quarter	16.313	10.875
Second Quarter	31.000	15.875
Third Quarter	39.150	17.770
Fourth Quarter	25.380	11.000

     As of December 11, 2001, the number of holders of record of our common stock was approximately 20 and the number of beneficial holders of our common stock was estimated to be in excess of 2,700. On December 11, 2001, the closing price of our common stock as reported by Nasdaq was $18.20 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended

	Sept. 27,	Sept. 26,	Sept. 25,	Sept. 30,	Sept. 29,
	1997	1998	1999	2000(1)	2001

	(dollars in thousands, except per share and sales per foot data)
Statement of Income Data:
Net sales	$81,543	$134,091	$177,459	$245,260	$324,825
Cost of goods sold	50,723	93,142	119,141	165,917	226,066

Gross profit	30,820	40,949	58,318	79,343	98,759
Selling, general and administrative expenses	17,168	26,989	34,062	46,055	63,114
Amortization of goodwill and other intangibles	815	895	895	895	895
Predecessor shareholders’ salaries	1,200	—	—	—	—

Operating income	11,637	13,065	23,361	32,393	34,750
Interest income (expense), net	(2,279)	(3,026)	(2,376)	(70)	425
Other charges, net	(315)	(280)	(270)	(270)	(314)

Income before income taxes and extraordinary item	9,043	9,759	20,715	32,053	34,861
Income taxes	3,987	4,245	8,701	12,982	13,370

Income before extraordinary item	5,056	5,514	12,014	19,071	21,491
Extraordinary loss from early debt retirement	—	—	519	311	—

Net income	$5,056	$5,514	$11,495	$18,760	$21,491

Earnings per share (2):
Basic earnings per share:
Income before extraordinary item	$0.28	$0.30	$0.66	$0.95	$1.04

Net income	$0.28	$0.30	$0.63	$0.93	$1.04

Diluted earnings per share:
Income before extraordinary item	$0.25	$0.27	$0.57	$0.83	$0.92

Net income	$0.25	$0.27	$0.54	$0.82	$0.92

Weighted average shares outstanding (2):
Basic	18,300	18,300	18,304	20,084	20,596
Diluted	19,992	20,668	21,234	22,845	23,428
Selected Operating Data:
Number of stores open at end of period	41	74	96	136	188
Average square footage per store (3)	8,206	7,601	7,541	7,380	7,169
Sales per square foot (4)	$268	$272	$282	$286	$277
Comparable store sales increase (decrease) (5)	5.1%	(5.8)%	6.7%	2.8%	(1.7)%
Average stores sales (6)	$2,222	$2,095	$2,138	$2,129	$2,010
Balance Sheet Data:
Working capital (deficiency)	$(2,676)	$(1,239)	$(7,218)	$(4,625)	$2,443
Total assets	57,128	74,427	88,569	108,505	147,421
Total long-term debt	22,325	27,600	18,000	—	—
Total stockholders’ equity	23,980	29,445	40,037	74,494	102,191

(1)	Our results of operations for the fiscal year ended September 30, 2000 included 53 weeks compared to 52 weeks for all other fiscal years presented.

(2)	See Notes 1 and 12 of Notes to the Consolidated Financial Statements for the method used to calculate the earnings per share and weighted average shares outstanding.

(3)	Our average square footage per store is based on all open stores at the end of the period.

(4)	Our sales per square foot consists of net sales divided by the time weighted average of gross square footage of all open stores.

(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.

(6)	Our average store sales are based on the time weighted average of all open stores in the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business” in this section.

OVERVIEW

     We were founded in 1975 and opened our first store in Carlsbad, California. By September 1996, we had developed into a regional retailer with 35 stores in three states. On September 26, 1996, two funds managed by Saunders Karp & Megrue Partners, L.L.C., a private equity investment firm, acquired the business from its founders with the intention of pursuing an accelerated national new store expansion program. Bernard Zeichner, who had joined us as President in May 1996, shared the belief that a significant opportunity existed to leverage the strength of our new store economics by further penetrating existing markets and expanding the chain into other regions of the country. We subsequently implemented a series of strategic initiatives to position us to support an accelerated store rollout. We hired a number of senior executives with national retail experience to complement our existing senior management team and significantly upgraded our management information systems, distribution systems and facilities. In September 1997, we launched our second distinct retail concept by acquiring 16 stores in five states from Rampage Retailing, Inc.

     Our strong operating performance over the past three fiscal years reflects the benefits of the infrastructure building process that we undertook, the successful integration of the Rampage chain and the successful execution of our national expansion program for the Charlotte Russe and Rampage chains. We have leveraged this success to begin developing an additional retail concept known as Charlotte’s Room, which features accessories, novelty gifts and other home décor items for 11 to 17 year olds.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year

	1999	2000	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.1	67.6	69.6

Gross profit	32.9	32.4	30.4
Selling, general and administrative expenses	19.2	18.8	19.4
Amortization of goodwill and other intangibles	0.5	0.4	0.3

Operating income	13.2	13.2	10.7
Interest income (expense), net	(1.3)	0.0	0.1
Other charges, net	(0.2)	(0.1)	(0.1)

Income before income taxes and extraordinary item	11.7	13.1	10.7
Income taxes	4.9	5.3	4.1

Income before extraordinary item	6.8	7.8	6.6
Extraordinary loss from early debt retirement	0.3	0.1	0.0

Net income	6.5%	7.7%	6.6%

Number of stores open at end of period	96	136	188

Year Ended September 29, 2001 Compared to Year Ended September 30, 2000

     Net Sales. Our results for the fiscal year ended September 29, 2001 included 52 weeks of operations while our results for the fiscal year ended September 30, 2000 included 53 weeks of operations. Our net sales increased to $324.8 million from $245.3 million, an increase of $79.5 million, or 32.4%, over the prior fiscal year. This increase reflects $83.3 million of net sales from the 54 new stores opened during fiscal 2001, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 1.7% decrease in our comparable store sales, which resulted in decreased sales of $3.8 million compared to the prior fiscal year. If we exclude the additional week in fiscal 2000, our total sales would have increased 35.0% over the comparable 52-week period of the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $98.8 million from $79.3 million, an increase of $19.5 million, or 24.5%, over the prior fiscal year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 30.4% from 32.4%. The decrease as a percentage of net sales was principally due to higher occupancy expenses and markdown expenses, partially offset by higher initial markups.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $63.1 million from $46.1 million, an increase of $17.0 million, or 37.0%, over the prior fiscal year. This increase was attributable to new store expansion, increased corporate expenses and higher marketing expenses. As a percentage of net sales, selling, general and administrative expenses increased to 19.4% from 18.8%, primarily due to higher store operating expenses and marketing expenses.

     Amortization of Goodwill and Other Intangibles. Our amortization of goodwill and other intangibles expense remained constant at $0.9 million during these two fiscal years.

     Income Taxes. Our effective tax rate of 39.5%, before taking into account a $0.4 million reversal of income tax expense, compares to an effective tax rate of 40.5% for the prior fiscal year. During fiscal 2001, we settled an audit with the IRS by agreeing to pay less than had previously been anticipated; and, accordingly, we reduced our liability for taxes payable by $0.4 million. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of our business in September 1996.

     Net Income. Our net income increased to $21.5 million from $18.8 million, an increase of $2.7 million, or 14.6%, over the prior fiscal year. This increase was primarily due to an increase in gross profit and was partially offset by an increase in selling, general and administrative expenses, and an increase in income taxes.

Year Ended September 30, 2000 Compared to Year Ended September 25, 1999

     Net Sales. Our results for the fiscal year ended September 30, 2000 included 53 weeks of operations while our results for the fiscal year ended September 25, 1999 included 52 weeks of operations. Our net sales increased to $245.3 million from $177.5 million, an increase of $67.8 million, or 38.2%, over the prior fiscal year. This increase was attributable primarily to $63.0 million of net sales for the 40 new stores opened during fiscal 2000, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. Our comparable store sales increased 2.8% and contributed $4.8 million to the net sales increase during fiscal 2000. If we exclude the additional week in fiscal 2000, our total sales would have increased 35.6% over the comparable 52-week period of the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $79.3 million from $58.3 million, an increase of $21.0 million, or 36.1%, over the prior fiscal year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 32.4% from 32.9%. The decrease as a percentage of net sales was principally due to higher markdowns, occupancy expenses and inventory shrink expenses, partially offset by higher initial markups and lower freight expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $46.1 million from $34.1 million, an increase of $12.0 million, or 35.2%, over the prior fiscal year. This increase was attributable to new store expansion, increased corporate expenses and higher marketing expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.8% from 19.2%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill and Other Intangibles. Our amortization of goodwill and other intangibles expense remained constant at $0.9 million during these two fiscal years.

     Income Taxes. Our effective tax rate of 40.5% compares to an effective tax rate of 42.0% for the prior fiscal year. Our effective tax rate exceeds statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of our business in September 1996.

     Net Income. Our net income increased to $18.8 million from $11.5 million, an increase of $7.3 million, or 63.2%, over the prior fiscal year. This increase was primarily due to an increase in gross profit and was partially offset by an increase in selling, general and administrative expenses, an increase in income taxes and a $0.3 million charge relating to the early repayment of a secured bank credit facility.

QUARTERLY RESULTS AND SEASONALITY

     We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our net sales and operating income. As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences, characterized by strong sales during the back-to-school, Easter and winter holiday seasons. The strength of each of these three seasons generally provides relatively balanced sales during our first, third and fourth fiscal quarters. We typically experience lower net sales and net income during the second quarter of each fiscal year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays, as well as other factors discussed in the section entitled “Risks Relating to Our Business.”

     The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 29, 2001. This data has been derived from our unaudited consolidated financial statements. The fourth quarter of the fiscal year ended September 30, 2000 includes an additional week of operations compared to the 13 weeks of operations for each of the other fiscal quarters presented below. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

	Fiscal Year 2000				Fiscal Year 2001
	Three Months Ended				Three Months Ended

	Dec. 25,	Mar. 25,	June 24,	Sept. 30,	Dec. 30	Mar. 25,	June 30,	Sept. 29,
	1999	2000	2000	2000	2000	2001	2001	2001

				(14 weeks)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$62,931	$47,268	$58,695	$76,366	$93,043	$64,037	$78,406	$89,339
Gross profit	21,308	13,620	18,698	25,717	31,347	18,632	22,994	25,786
Operating income	9,168	3,704	7,403	12,118	13,552	5,236	7,893	8,069
Income before extraordinary item	5,210	2,283	4,356	7,222	8,048	3,360	4,789	5,294
Net income	4,899	2,283	4,356	7,222	8,048	3,360	4,789	5,294
Earnings Per Share:
Basic earnings per share:
Income before extraordinary item	$0.26	$0.11	$0.22	$0.36	$0.40	$0.16	$0.23	$0.25
Net income	$0.25	$0.11	$0.22	$0.36	$0.40	$0.16	$0.23	$0.25
Diluted earnings per share:
Income before extraordinary item	$0.23	$0.10	$0.19	$0.31	$0.35	$0.14	$0.20	$0.23
Net income	$0.22	$0.10	$0.19	$0.31	$0.35	$0.14	$0.20	$0.23
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	33.9	28.8	31.9	33.7	33.7	29.1	29.3	28.9
Operating income	14.6	7.8	12.6	15.9	14.6	8.2	10.1	9.0
Net income	7.8	4.8	7.4	9.5	8.6	5.2	6.1	5.9
Operating Data:
Comparable store sales increase (decrease)	6.4%	3.0%	0.6%	1.5%	3.7%	5.4%	(6.6)%	(7.4)%
Stores open at end of period	109	112	123	136	151	156	177	188

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to generally operate with negative working capital. As of September 29, 2001, we had working capital of approximately $2.4 million which included $10.0 million of cash and cash equivalents.

     During fiscal years 1999, 2000 and 2001, our net cash provided by operations was $27.8 million, $27.8 million and $36.4 million. In fiscal 2001, our net cash provided by operations increased as a result of increased operating earnings and increased current liabilities. Our cash used in investing activities related to new store openings and other corporate outlays were $14.5 million, $24.0 million and $33.1 million in fiscal 1999, 2000 and 2001.

     During fiscal 1999, we repaid $11.0 million of our 12.5% subordinated debt owed to two funds managed by Saunders Karp & Megrue Partners, L.L.C., although net borrowings under our revolving credit facility rose only $1.4 million during the same period. In fiscal 2000, we repaid the remaining $18.0 million balance under the revolving credit facility using the $13.5 million net proceeds of our initial public offering and cash flows from operations.

     Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During the first year of operations, our stores opened during the four year period ended September 30, 2000 generated store-level operating cash flow in excess of $400,000, representing an average cash return on investment of approximately 90%. There can be no assurance that our new stores will obtain these levels in the future, especially given the weak retailing trends during the second half of fiscal year 2001. We opened our eight Charlotte’s Room stores during fiscal years 2000 and 2001. Accordingly, we are unable to reasonably estimate the overall cash return on investment for Charlotte’s Room as a mature concept.

     After taking into account new store construction, existing store remodeling, distribution center expansion, and other corporate capital projects, total capital expenditures for fiscal 2002 are projected to be approximately $30.0 million.

     Our unsecured revolving credit facility with Fleet National Bank, as agent, provides us with a $15.0 million revolving line of credit under which borrowed funds bear interest at either the Eurodollar rate plus 1.00% or the base rate of Fleet National Bank, at our option, subject to certain adjustments. At September 29, 2001, no outstanding balance existed under the revolving credit facility. The revolving credit facility requires that we maintain certain financial ratios such as: total liabilities to earnings before interest, taxes, depreciation and amortization; fixed charges coverage; and minimum net worth.

     We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2002. If our cash flow from operations should decline significantly or if we should accelerate our store expansion program or decide to expand our Charlotte’s Room concept beyond our current plans, it may be necessary for us to seek additional sources of capital.

INFLATION

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot assure you, however, that our business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 29, 2001, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

     The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

FORWARD-LOOKING STATEMENTS

     We have made statements under the captions, “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Relating to Our Business,” as well as in other sections of this Form 10-K, that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing.

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.

Risks Relating to Our Business.

We intend to continue to open new stores at a rapid rate, which could strain our resources and cause us to operate our business less effectively.

     Our growth will largely depend on successfully opening and operating new stores. During fiscal 2001, we opened 54 new stores, of which 49 were Charlotte Russe and Rampage stores, and we closed two Charlotte Russe stores. The net addition of 47 stores represented an increase of approximately 35% from the number of stores open at the end of fiscal 2000. We plan to open at least 55 new Charlotte Russe and Rampage stores during fiscal 2002, an increase of 31% from the end of the prior fiscal year for these chains. We intend to continue to increase our number of Charlotte Russe and Rampage stores by approximately 25-30% per year for at least the next few years. During fiscal 2001, we opened five Charlotte’s Room stores. We also plan to expand our test of the Charlotte’s Room concept to a total of 10 stores during fiscal 2002. Our planned expansion will require that we substantially increase our distribution center capacity during fiscal 2002 and continually monitor and upgrade our management information and other systems. This rapid expansion also will place increased demands on our managerial, operational and administrative resources. These demands and needs will be even greater and require more complex solutions to the extent we expand the Charlotte’s Room concept beyond our current plans. These increased demands and operating complexities could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and slow our new store growth.

Our planned expansion involves a number of risks that could prevent or delay the successful opening of new stores as well as impact the performance of our existing stores.

     Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	source sufficient levels of inventory to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations, particularly our new Charlotte’s Room locations; and

•	satisfy the fashion preferences of new geographic areas.

     In addition, many of our new stores will be opened in regions of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Further, our Charlotte’s Room concept may not gain market acceptance. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

The decline in general economic conditions has led to reduced consumer demand for our apparel and accessories.

     Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, which may cause us to delay or slow our expansion plans and result in lower net sales than expected on a quarterly or annual basis.

Our stores are heavily dependent on the customer traffic generated by shopping malls.

     Most of our store locations are not sufficiently concentrated to make significant marketing expenditures cost effective. As a result, we depend heavily on locating our stores in prominent locations within successful shopping malls in order to generate customer traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the success of individual shopping malls.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

     Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales increases have ranged as high as 6.4% and as low as a negative 7.4% over the past eight quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

     In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. We do not, however, have the right to use the Rampage trademark on our merchandise. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company. Further, nothing in our license agreement with Rampage Clothing Company prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. We believe a positive Rampage brand image is important to our success. Accordingly, if the merchandise sold by the Rampage Clothing Company or other parties under the Rampage trademark is of low quality or if the Rampage Clothing Company or these parties otherwise engage in activities that negatively affect the Rampage trademark or are otherwise inconsistent with our Rampage store concept, consumers could lose confidence in our merchandise and our reputation and business could be materially adversely affected.

Our success depends on our ability to identify and rapidly respond to consumer fashion tastes.

     The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles and decreased emphasis has adversely affected our results. Although we rely on a test-and-reorder merchandise strategy to minimize our exposure to misjudging fashion tastes and to reduce inventory risks, we can not assure you that this strategy will continue to be successful. Our failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our brands.

Our market share may be adversely impacted at any time by a significant number of competitors.

     We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional department stores and, to a lesser extent, mall merchandisers. Our market share and results of operations may be adversely impacted by this significant number of competitors. Also, many of our competitors also are larger and have substantially greater resources than we do.

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

Our operations, as well as a substantial number of our stores, are concentrated in the Southwest, which makes us susceptible to adverse conditions in this region.

     Our headquarters and distribution center are located in California, and a substantial number of our stores are located in California and the Southwest. As a result, our business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. Further, a natural disaster or other catastrophic event, such as an earthquake, affecting southern California could significantly disrupt our operations.

     The state of California is currently experiencing an energy crisis. Although we have not experienced material increases in either our cost of goods sold or overall operating expenses as a result of this crisis, if the crisis continues or becomes more severe, our energy costs may increase significantly in the future for our California based operations. Any such increase could be material and could adversely affect our margins and our profitability.

Our failure to retain our existing senior management team could adversely affect our business.

     Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, and in particular if we were to lose the services of Bernard Zeichner, our Chief Executive Officer, or Harriet Bailiss-Sustarsic, our President and Chief Merchandising Officer, our business could be adversely affected. We do not maintain key man insurance on any of the members of our management team.

We rely on third parties for upgrading and maintaining our management information systems. If these third parties do not adequately perform these functions appropriately, our business could be disrupted.

     The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our distribution center and the merchandise management system used to track sales and inventory. We also rely on a Lawson Software package for our accounting, financial reporting and human resource functions. We depend on our vendors to maintain and periodically upgrade these systems for the continued ability of these systems to support our business as we expand. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-2 through F-19.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

	2.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	Reports on Form 8-K

	There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of December, 2001.

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

Signature	Title	Date

/s/ BERNARD ZEICHNER Bernard Zeichner	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2001

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2001

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 13, 2001

/s/ W. THOMAS GOULD W. Thomas Gould	Director	December 13, 2001

/s/ ALLAN W. KARP Allan W. Karp	Director	December 13, 2001

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 13, 2001

/s/ DAVID J. ODDI David J. Oddi	Director	December 13, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Charlotte Russe Holding, Inc.

     We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc., at September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
October 19, 2001

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 29,	September 30,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$10,031,398	$3,829,352
Inventories	23,536,420	15,026,508
Other current assets	2,560,153	2,115,376
Deferred tax assets	3,700,000	2,160,000

Total current assets	39,827,971	23,131,236
Fixed assets, net	77,350,576	54,273,890
Goodwill, net	28,790,000	29,617,939
Other assets	1,452,387	1,482,345

Total assets	$147,420,934	$108,505,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable trade	$19,607,137	$12,767,401
Accounts payable other	4,825,946	4,780,008
Accrued payroll and related expense	1,931,838	2,009,179
Income and sales taxes payable	5,091,687	3,494,327
Other current liabilities	5,928,411	4,705,033

Total current liabilities	37,385,019	27,755,948
Notes payable to bank	—	—
Deferred rent	5,574,982	3,677,480
Other liabilities	269,470	278,098
Deferred tax liabilities	2,000,000	2,300,000

Total liabilities	45,229,471	34,011,526
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 20,802,747 at September 29, 2001 and 20,319,412 at September 30, 2000	208,028	203,194
Additional paid-in capital	40,038,464	33,980,470
Deferred compensation	(372,000)	(516,000)
Retained earnings	62,316,971	40,826,220

Total stockholders’ equity	102,191,463	74,493,884

Total liabilities and stockholders’ equity	$147,420,934	$108,505,410

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Net sales	$324,825,186	$245,260,066	$177,459,298
Cost of goods sold, including buying, distribution and occupancy costs	226,065,816	165,916,833	119,141,254

Gross profit	98,759,370	79,343,233	58,318,044
Selling, general and administrative expenses	63,114,603	46,054,762	34,061,732
Amortization of goodwill and other intangibles	894,923	895,368	895,368

Operating income	34,749,844	32,393,103	23,360,944
Other income (expense):
Interest income (expense), net	425,130	(69,937)	(2,375,889)
Other charges, net	(314,228)	(270,382)	(270,074)

Total other income (expense)	110,902	(340,319)	(2,645,963)

Income before income taxes and extraordinary item	34,860,746	32,052,784	20,714,981
Income taxes	13,369,995	12,981,378	8,700,392

Income before extraordinary item	21,490,751	19,071,406	12,014,589
Extraordinary loss from early debt retirement	—	311,314	519,100

Net income	$21,490,751	$18,760,092	$11,495,489

Basic earnings per share:
Income before extraordinary item	$1.04	$0.95	$0.66

Net income	$1.04	$0.93	$0.63

Diluted earnings per share:
Income before extraordinary item	$0.92	$0.83	$0.57

Net income	$0.92	$0.82	$0.54

Weighted average shares outstanding:
Basic	20,596,000	20,084,000	18,304,000

Diluted	23,428,000	22,845,000	21,234,000

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Notes		Total
			Paid-in	Deferred	Receivable	Retained	Stockholders'
	Shares	Amount	Capital	Compensation	from Officers	Earnings	Equity

Balance at September 26, 1998	18,300,000	$183,000	$18,691,381	$—	$—	$10,570,639	$29,445,020
Stock option transactions, including tax benefits	10,800	108	36,692	—	—	—	36,800
Deferred compensation related to stock options	—	—	720,000	(720,000)	—	—	—
Amortization of deferred compensation	—	—	—	60,000	—	—	60,000
Notes receivable from officers	—	—	—	—	(1,000,000)	—	(1,000,000)
Net income	—	—	—	—	—	11,495,489	11,495,489

Balance at September 25, 1999	18,310,800	183,108	19,448,073	(660,000)	(1,000,000)	22,066,128	40,037,309
Initial public offering of stock	1,450,000	14,500	13,519,000	—	—	—	13,533,500
Exercise of warrant by bank	376,180	3,762	(3,762)	—	—	—	—
Repayment of notes receivable	—	—	—	—	1,000,000	—	1,000,000
Stock option transactions, including tax benefits	156,500	1,565	785,845	—	—	—	787,410
Amortization of deferred compensation	—	—	—	144,000	—	—	144,000
Issuance of stock under employee stock purchase plan	25,932	259	231,314	—	—	—	231,573
Net income	—	—	—	—	—	18,760,092	18,760,092

Balance at September 30, 2000	20,319,412	203,194	33,980,470	(516,000)	—	40,826,220	74,493,884
Public offering of stock	100,000	1,000	1,785,000	—	—	—	1,786,000
Stock option transactions, including tax benefits	359,800	3,599	4,019,237	—	—	—	4,022,836
Amortization of deferred compensation	—	—	—	144,000	—	—	144,000
Issuance of stock under employee stock purchase plan	23,535	235	253,757	—	—	—	253,992
Net income	—	—	—	—	—	21,490,751	21,490,751

Balance at September 29, 2001	20,802,747	$208,028	$40,038,464	$(372,000)	$—	$62,316,971	$102,191,463

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Operating Activities
Net income	$21,490,751	$18,760,092	$11,495,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,661,193	7,719,040	6,069,858
Deferred rent	1,897,502	1,686,228	1,035,619
Amortization of deferred compensation	144,000	144,000	60,000
Loss on disposal of asset	282,467	34,759	146,039
Extraordinary loss from early debt retirement	—	532,160	455,295
Deferred income taxes	(1,840,000)	790,000	(625,000)
Changes in operating assets and liabilities:
Inventories	(8,509,912)	(3,832,594)	(2,329,125)
Other current assets	(444,777)	338,854	(440,756)
Accounts payable trade	6,839,736	874,146	4,495,217
Accounts payable other	45,938	159,127	3,596,532
Accrued payroll and related expense	(77,341)	(329,654)	1,185,823
Income and sales taxes payable	4,650,945	1,603,985	290,082
Other current liabilities	1,274,916	(569,246)	2,329,073
Other liabilities	19,445	(76,682)	40,576

Net cash provided by operating activities	36,434,863	27,834,215	27,804,722

Investing Activities
Purchases of fixed assets	(33,103,571)	(24,038,529)	(14,459,578)
Other assets	(58,878)	(132,753)	(345,667)

Net cash used in investing activities	(33,162,449)	(24,171,282)	(14,805,245)

Financing Activities
Payments on capital leases	(79,611)	(368,089)	(432,158)
Payments on notes payable to bank and revolving credit facility	—	(22,750,000)	(21,400,000)
Proceeds from notes payable to bank and revolving credit facility	—	4,750,000	22,800,000
Payments on notes payable to related parties	—	—	(11,000,000)
Funding of notes receivable from officers	—	—	(1,120,000)
Repayments of notes receivable from officers	—	1,000,000	120,000
Proceeds from issuance of common stock	3,009,243	14,552,483	10,800

Net cash provided by (used in) financing activities	2,929,632	(2,815,606)	(11,021,358)

Net increase in cash and cash equivalents	6,202,046	847,327	1,978,119
Cash and cash equivalents at beginning of the year	3,829,352	2,982,025	1,003,906

Cash and cash equivalents at end of the year	$10,031,398	$3,829,352	$2,982,025

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

  Organization

     Charlotte Russe Holding, Inc. (the “Company”) was incorporated in Delaware in July 1996. On September 27, 1996, the Company was capitalized through the issuance of Common Stock and long-term debt. Effective September 27, 1996, the Company acquired all of the stock of Lawrence Merchandising Corporation, a California corporation, and its affiliates, Lawrence Merchandising Corporation of Nevada and Lawrence Merchandising Corporation of Nevada II, both Nevada corporations, (collectively, the “Predecessor” companies) for approximately $35.0 million in cash. In addition, the Company repaid $5.0 million of the Predecessor’s short-term borrowings concurrent with the consummation of the purchase transaction. The acquisition was accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $32.9 million was recognized as goodwill.

  Description of Business

     The Company operates in one segment, selling clothing and accessories for women through its mall-based retail stores that operate under the names Charlotte Russe, Rampage, and Charlotte’s Room. As of September 29, 2001, the Company operated 188 mall-based retail stores in 26 states and Puerto Rico.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

     The Company’s fiscal year is the 52/53 week period ending on the last Saturday in September. The fiscal year ended September 30, 2000 contained 53 weeks while the fiscal years ended September 29, 2001 and September 25, 1999 each contained 52 weeks.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash Equivalents

     The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents.

  Inventories

     Inventories are accounted for by the retail inventory method. The cost of inventory is determined at the lower of the first-in, first-out (FIFO) method or market.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is less. Depreciation expense for the years ended September 29, 2001, September 30, 2000 and September 25, 1999 was $9,744,418, $6,758,446 and $4,910,019, respectively.

  Goodwill and Other Intangibles

     Goodwill represents the excess of the cost over the fair value of net assets acquired by the Company. Goodwill is amortized on a straight-line basis over 40 years. The amortization period was determined based upon the following factors, among others: operating history, brand name recognition, merchandising strategy, vendor network, proven portability to new markets and demographics of the junior women’s market. Accumulated amortization for goodwill at September 29, 2001 and September 30, 2000 was $4,127,502 and $3,299,563, respectively.

     Other intangibles, included in Other Assets in the accompanying balance sheet, result from the Company’s acquisition of the assets of Rampage Retailing, Inc. (Rampage) and represent amounts attributable to a license agreement allowing the Company to utilize the Rampage name and other intangibles. These assets are stated at cost and are amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised. (See Note 6). Accumulated amortization for other intangibles at September 29, 2001 and September 30, 2000 was $267,928 and $200,944, respectively.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB 17, Intangible Assets, and eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS No. 142 during fiscal 2002.

  Deferred Financing Costs

     Debt issuance costs are amortized to interest expense using the straight-line method over the life of the related debt. Unamortized issuance costs remaining upon early retirement of debt are expensed. Accumulated amortization at September 29, 2001 and September 30, 2000 was $35,328 and $13,476, respectively.

  Deferred Rent

     Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

  Impairment of Long-lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets for impairment. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). The Company identified two under-performing stores and closed these locations in fiscal 2001. Accordingly, the Company recorded an impairment loss of $722,000, which is included in selling, general and administrative expenses in fiscal 1999.

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

  Revenue Recognition

     Retail merchandise sales are recognized at the point of sale, less estimated sales returns. A reserve is provided for anticipated returns based on historical experience.

  Store Pre-opening Costs

     Costs incurred in connection with the opening of a new store are expensed as incurred.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Earnings Per Share

     Basic earnings per share is computed based on the weighted average outstanding common shares. Dilutive earnings per share is computed based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

  Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, income tax payable and capital lease obligations are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Interest on long-term debt is primarily based on variable rates; therefore, management believes the carrying amounts for the outstanding borrowings approximate fair value. There was no long-term debt at September 29, 2001.

  Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Net income was the same as comprehensive income for all periods presented.

  Advertising Costs

     Advertising costs are expensed as incurred and were $1,410,816, $157,733 and $379,116, for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively.

  Reclassifications

     Certain amounts in the prior years financial statements have been reclassified to conform with the fiscal 2001 presentation.

2. Fixed Assets

     Fixed assets consist of the following:

	September 29,	September 30,
	2001	2000

Leasehold improvements	$74,645,007	$50,834,920
Furniture and fixtures	17,027,076	13,497,799
Equipment and vehicles	11,288,623	6,442,643

	102,960,706	70,775,362
Less accumulated depreciation and amortization	(25,610,130)	(16,501,472)

	$77,350,576	$54,273,890

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

3. Notes Receivable from Officers

     In April 1999, the Company loaned $1,000,000 under a note agreement to its Chief Executive Officer. The full amount of the note was secured by a pledge of 750,000 shares of Common Stock of the Company, plus any shares obtained by the officer in the future. The entire amount of outstanding principal and accrued interest was repaid in October 1999.

4. Credit Arrangements

     At September 29, 2001, the Company has an unsecured $15.0 million revolving credit agreement. Interest on the revolving facility is payable quarterly at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, at the Company’s option, subject to certain adjustments. All outstanding borrowings under the revolving credit facility are due on the maturity date, December 23, 2004. At September 29, 2001, there was no outstanding debt under the revolving credit facility. The bank credit agreement requires that the Company maintain certain financial ratios and restricts future liens and indebtedness, sales of assets and dividend payments. As of September 29, 2001, the Company is in compliance with the terms of the bank credit agreement.

     During fiscal 2000, the Company repaid the outstanding balance of a prior $32.0 million secured revolving credit facility primarily through proceeds from the Company’s initial public offering and from operational cash flows. In connection with the repayment of this borrowing and termination of the related agreement, unamortized deferred financing costs were written off in December 1999 resulting in an extraordinary item charge of $311,314, net of taxes.

     In connection with the original bank credit agreement, the Company issued warrants to purchase approximately 413,560 shares of the Company’s Common Stock at $1.00 per share. The number of shares of Common Stock issuable under the warrant increased by an aggregate of 216 shares pursuant to certain anti-dilution provisions. On October 19, 1999, the warrants were exercised in conjunction with the Company’s initial public offering in a cashless transaction resulting in the issuance of 376,180 shares of the Company’s Common Stock.

     Pursuant to the terms of the bank credit agreement, the Company can issue up to $5.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 29, 2001 and September 30, 2000, there were outstanding letters of credit in the amount of $2.3 million and $1.4 million, respectively.

5. Subordinated Notes Payable to Related Parties

     The Company had two senior subordinated note agreements with affiliated investors that were paid off in June 1999. Interest accrued at 12.5% and was due semi-annually. Principal was due upon maturity of the notes, September 27, 2003. The Company recognized interest expense of $1,349,900 for the year ended September 25, 1999.

     In conjunction with the issuance of the two senior subordinated notes, the Company issued warrants to purchase approximately 1,964,410 shares of Common Stock at $1.00 per share. The number of shares of Common Stock issuable under these warrants increased by an aggregate of 1,030 shares pursuant to certain anti-dilution provisions. The warrants are exercisable immediately and expire on September 27, 2006. The warrants were valued

CHARLOTTE RUSSE HOLDING, INC

Notes to Consolidated Financial Statements — (Continued)

5. Subordinated Notes Payable to Related Parties (Continued)

at approximately $722,000, which were included in deferred financing costs and were being amortized on a straight-line basis over the term of the notes. The fair value of the warrants was estimated at the date of grant using the minimum value method with the following assumptions: risk free interest rate of 6.0%; an expected warrant life of 7.5 years; and no annual dividends.

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

6. Commitments

Leases

     The Company leases its retail stores, distribution centers, and office facilities under various operating leases that expire between 2001 and 2014. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 29, 2001, September 30, 2000 and September 25, 1999 was $44,219,476, $32,266,022 and $22,837,051, respectively, including $1,708,916, $1,343,794 and $1,122,680, respectively, of contingent rentals.

     The following is a summary of the annual future minimum capital and operating lease commitments as of September 29, 2001:

	Capital	Operating
	Leases	Leases

Year ending September:
2002	$47,420	$35,815,619
2003	—	36,504,744
2004	—	36,616,471
2005	—	35,518,609
2006	—	33,641,382
Thereafter	—	134,881,972

Total minimum lease payments	$47,420	$312,978,797

Less amount representing interest	(2,403)

Present value of net minimum lease payments	$45,017

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

6. Commitments (Continued)

License Agreement

     In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. The license fee is calculated as the greater of an annual fee (ranging between $300,000 to $450,000) or a percent of sales at stores operating under the Rampage name (ranging between 1.0% and 1.5%). The license agreement is for an initial term of four years with an automatic option to renew for another four years. The agreement may be renewed for ten additional four-year periods, provided certain conditions are met. Currently, management believes the license agreement will be renewed for at least four additional periods. License fees are recorded monthly based on the greater of a percentage of sales or the annual fee, as defined. License fees incurred during the years ended September 29, 2001, September 30, 2000 and September 25, 1999 were $690,587, $608,439 and $451,723, respectively, and are included in selling, general and administrative expenses.

7. Equity

Stock Options

     In 1996, the Company established a Long-Term Incentive Plan (the 1996 Plan). The 1996 Plan provides for the issuance of shares of Common Stock under incentive stock options and non-qualified stock options. Options vest ratably at 20% per year over five years from the date of the grant, subject to certain acceleration provisions and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices that approximate the fair value of the common shares at the date of grant as determined by the Board of Directors.

     In May 1999, the Company established a 1999 Long-Term Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of shares of Common Stock under non-qualified stock options and stock appreciation rights. The exercise price of options shall not be less than 85% of the fair market value at the date of grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. The Company’s Board of Directors determines the vesting and other provisions of option and stock appreciation rights granted under the 1999 Plan. In July 1999, the Company’s Board of Directors resolved that no further stock option grants will be made from the 1996 Plan or the 1999 Plan.

     Pursuant to the terms of the grant in October 1996, upon completion of the Company’s initial public offering on October 19, 1999, vesting for options to purchase 274,500 shares of Common Stock related to the Chief Executive Officer was accelerated and the options became fully vested. The Company has determined the stock option award to be a fixed award and as such, no compensation was recorded.

     The Company’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of its initial public offering. The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The option exercise price of each option shall be determined by the compensation committee of the Board of Directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. Subject to adjustment for stock splits and similar events, the total number of shares of Common Stock that can be issued under the 1999 Equity Incentive Plan is 1,250,000 shares. The terms of these options will be substantially the same as other options previously issued.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

7. Equity (Continued)

     A summary of the Company’s stock option activity and related information for the plans is as follows:

	Options	Weighted Average Exercise Price

Outstanding at September 26, 1998	1,773,000	$1.41
Granted	120,000	7.00
Cancelled	(57,600)	1.00
Exercised	(10,800)	1.00

Outstanding at September 25, 1999	1,824,600	1.80
Granted	270,000	11.19
Cancelled	(10,500)	11.00
Exercised	(156,500)	1.02

Outstanding at September 30, 2000	1,927,600	3.12
Granted	443,000	15.23
Cancelled	(24,600)	9.93
Exercised	(359,800)	2.69

Outstanding at September 29, 2001	1,986,200	$5.82

Exercisable, September 25, 1999	648,600	$1.31
Exercisable, September 30, 2000	1,130,800	$1.50
Exercisable, September 29, 2001	1,055,850	$1.83

     The following table summarizes information about stock options outstanding as of September 29, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$ 1.00	866,500	5.0	$1.00	712,675	$1.00
$ 2.00–$ 7.00	455,100	5.8	$3.20	302,575	$2.26
$11.00–$13.50	471,600	8.6	$11.23	35,600	$11.35
$20.04–$27.00	193,000	9.9	$20.39	5,000	$27.00

     The weighted average fair value of options granted was $11.27, $8.29 and $2.56 for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively.

     The Company has recorded deferred compensation in connection with the grants of certain stock options to employees during the year ended September 25, 1999. The options were granted at the then deemed fair value of $7.00 per share. In conjunction with the Company’s initial public offering registration statement, the Company revised the estimate of the deemed fair value of its Common Stock resulting in $720,000 of deferred compensation. The deemed fair value per share represents a discount from the initial public offering per share price and is

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

7. Equity (Continued)

attributable to restrictions on the availability of these shares for sale (vesting provisions) and improved operating results since the date of their grant. The deferred compensation is being amortized ratably over the vesting period of the respective options. No deferred compensation was recorded for option grants prior to this period which were granted at exercise prices equal to the deemed fair value, as determined by the Company’s Board of Directors based on valuation analyses of publicly traded peer companies.

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and weighted-average expected life of the option of five years. For options granted from October 19, 1999 to September 29, 2001, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted average assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected volatility of 70% and weighted average expected life of the option of five years.

     The minimum value option-pricing model is similar to the Black-Scholes option valuation model that was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows:

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Net income as reported	$21,490,751	$18,760,092	$11,495,489
Pro forma net income	$20,573,751	$17,863,372	$11,392,119
Net income per share basic as reported	$1.04	$0.93	$0.63
Pro forma	$1.00	$0.89	$0.62
Net income per share diluted as reported	$0.92	$0.82	$0.54
Pro forma	$0.88	$0.78	$0.53

Stock Purchase Plan

     On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company who have completed at least six months of employment and work at least 20 hours per week, are eligible to participate, except for employees who own

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

7. Equity (Continued)

Common Stock or options on such common stock which represents 5% or more of the Company. There were 23,535 and 25,932 shares issued under the Plan during the years ended September 29, 2001 and September 30, 2000, respectively.

Shares Reserved for Future Issuance

	September 29,	September 30,
	2001	2000

Conversion of warrants	1,965,440	1,965,440
Stock options issued and outstanding	1,986,200	1,927,600
Common shares authorized for future stock option grants	568,100	490,500
Shares authorized for issuance under Employee Stock Purchase Plan	300,533	324,068

Shares reserved for future issuance	4,820,273	4,707,608

Stock Split

     In connection with the completion of its initial public offering on October 19, 1999, the Company approved a 100-for-1 stock split. In addition, the Company’s certificate of incorporation was amended upon completion of its initial public offering, to authorize the issuance of up to 100,000,000 shares of Common Stock and 3,000,000 shares of Preferred Stock. Consequently, the stock option data and per share data, throughout the consolidated financial statements and the notes to the consolidated financial statements, have been restated to reflect the stock split.

8. Income Taxes

     Income taxes consist of the following:

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Current:
Federal	$12,853,895	$10,437,978	$7,801,816
State	2,240,000	1,813,000	1,523,576

	15,093,895	12,250,978	9,325,392
Deferred:
Federal	(1,456,600)	603,900	(526,703)
State	(267,300)	126,500	(98,297)

	(1,723,900)	730,400	(625,000)

Income Taxes	$13,369,995	$12,981,378	$8,700,392

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

8. Income Taxes (Continued)

     A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Tax at U.S. statutory rates	$12,201,261	$11,218,474	$7,250,183
State income taxes, net of federal tax benefit	1,343,707	1,260,476	908,862
Non-deductible expenses	223,295	266,493	197,761
Other, net	(398,268)	235,935	343,586

	$13,369,995	$12,981,378	$8,700,392

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 29,	September 30,
	2001	2000

Deferred tax assets:
Inventory	$1,581,945	$1,055,750
Deferred rent	2,281,840	1,507,767
State income taxes	339,500	421,421
Employee benefit programs	276,928	174,250
Other accrued expenses	1,599,787	635,575

Total deferred tax assets	6,080,000	3,794,763
Deferred tax liabilities:
Tax over book depreciation	(3,417,044)	(2,797,765)
Intangibles	(962,956)	(1,136,998)

Total deferred tax liabilities	(4,380,000)	(3,934,763)

Net deferred tax assets (liabilities)	$1,700,000	$(140,000)

9. Supplemental Cash Flows Disclosures

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Income tax benefit of stock option transactions	$3,053,585	$627,160	$26,000
Cash paid during the year for:
Interest	$33,800	$348,142	$3,731,697
Income taxes, net	$9,998,757	$6,636,600	$8,911,510

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

10. Related Party Transactions

     The Company expensed a management fee of $250,000 to its majority stockholder during each of the years ended September 29, 2001, September 30, 2000, and September 25, 1999. This fee terminates at any time when the majority stockholder owns less than 1,820,735 shares of common stock, including shares of common stock issuable upon exercise of outstanding warrants.

     The Company, its majority stockholder and its CEO have entered into a stockholders agreement. This agreement provides that (1) as long as the majority stockholder owns more than 25% but less than 50% of the Company’s outstanding shares, they will have the right to nominate three directors and (2) as long as the majority stockholder owns at least 1,820,735 shares of common stock, including shares of common stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors. The stockholders agreement grants the Company’s CEO certain tag along rights in the event of a private sale by the majority stockholder of their shares of common stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to the majority stockholder and piggyback registration rights to the CEO.

     For the years ended September 29, 2001, September 30, 2000 and September 25, 1999, the Company purchased approximately $681,000, $275,000 and $89,000, of merchandise from a company primarily owned by family members of one of the Company’s officers.

11. Employee Savings Plan

     The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were $80,000, $65,000 and $50,062 for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

12. Earnings Per Share

     A reconciliation of the numerators and denominators used in basic and diluted earnings per share is as follows:

	Years Ended

	September 29,	September 30,	September 25,
	2001	2000	1999

Net income	$21,490,751	$18,760,092	$11,495,489
Income before extraordinary item	$21,490,751	$19,071,406	$12,014,589
Income before extraordinary item per share:
Basic	$1.04	$0.95	$0.66
Effect of dilutive stock options	(0.04)	(0.04)	(0.03)
Effect of dilutive warrants	(0.08)	(0.08)	(0.06)

Diluted	$0.92	$0.83	$0.57

Earnings per share:
Basic	$1.04	$0.93	$0.63
Effect of dilutive stock options	(0.04)	(0.04)	(0.03)
Effect of dilutive warrants	(0.08)	(0.07)	(0.06)

Diluted	$0.92	$0.82	$0.54

Weighted average number of shares:
Basic	20,596,000	20,084,000	18,304,000
Effect of dilutive stock options	956,000	924,000	844,000
Effect of dilutive warrants	1,876,000	1,837,000	2,086,000

Diluted	23,428,000	22,845,000	21,234,000

EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit	Description

2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended+ (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc.+ (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc. as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)

10.2	Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc., and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as Guarantor, in favor of BankBoston, N.A. as Agent (Exhibit 10.2 to Form 10-Q filed on February 8, 2000)

10.3	Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P., and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.9	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.13	Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

10.14	Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

10.15	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.16	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.18	Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

10.19	Amendment No. 2 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)*

10.20	Employment Agreement by and between Charlotte Russe Holding, Inc. and Harriet A. Bailiss-Sustarsic dated October 16, 2001*

10.21	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 20, 2001*

10.22	Employment Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated October 11, 2001*

10.23	Employment Agreement by and between Charlotte Russe Holding, Inc. and R. Tina Kernohan dated August 29, 2001*

10.24	Amendment #1 to Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc. as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)*

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Ernst & Young LLP*

24	Power of Attorney (See Signature Page)

(b)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.