Form 10-Q
period 2001-12-29
CHARLOTTE RUSSE HOLDING INC
filed 2002-01-18
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 18, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of January 17, 2002: 20,858,483 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	September 29,
	2001	2001

	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$20,560,297	$10,031,398
Inventories	16,122,222	23,536,420
Other current assets	2,922,830	2,560,153
Deferred tax assets	3,800,000	3,700,000

Total current assets	43,405,349	39,827,971
Fixed assets, net	81,438,257	77,350,576
Goodwill, net	28,790,000	28,790,000
Other assets	1,458,768	1,452,387

Total assets	$155,092,374	$147,420,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$13,861,777	$19,607,137
Accounts payable other	1,749,264	4,825,946
Accrued payroll and related expense	3,822,105	1,931,838
Income and sales taxes payable	7,835,057	5,091,687
Other current liabilities	9,554,019	5,928,411

Total current liabilities	36,822,222	37,385,019
Notes payable to bank	-0-	-0-
Deferred rent	6,239,909	5,574,982
Other liabilities	284,469	269,470
Deferred tax liabilities	2,000,000	2,000,000

Total liabilities	45,346,600	45,229,471
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-0-	-0-
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 20,848,647 at December 29, 2001 and 20,802,747 at September 29, 2001	208,487	208,028
Additional paid-in capital	40,092,452	40,038,464
Deferred compensation	(252,000)	(372,000)
Retained earnings	69,696,835	62,316,971

Total stockholders’ equity	109,745,774	102,191,463

Total liabilities and stockholders’ equity	$155,092,374	$147,420,934

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	December 29,	December 30,
	2001	2000

Net sales	$111,938,118	$93,042,701
Cost of goods sold, including buying, distribution and occupancy costs	79,645,559	61,696,052

Gross profit	32,292,559	31,346,649
Selling, general and administrative expenses	20,017,649	17,570,488
Amortization of goodwill	-0-	223,842

Operating income	12,274,910	13,552,319
Other income (expense):
Interest income, net	1,508	40,593
Other charges, net	(78,296)	(66,715)

Total other expense	(76,788)	(26,122)

Income before income taxes	12,198,122	13,526,197
Income taxes	4,818,258	5,478,110

Net income	$7,379,864	$8,048,087

Earnings per share:
Basic	$0.35	$0.40

Diluted	$0.31	$0.35

Weighted average shares outstanding:
Basic	20,826,581	20,347,509

Diluted	23,501,186	23,044,248

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	December 29,	December 30,
	2001	2000

Operating Activities
Net income	$7,379,864	$8,048,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178,833	2,373,325
Deferred rent	664,927	509,046
Amortization of deferred compensation	27,000	36,000
Loss on disposal of asset	23,745	-0-
Deferred income taxes	(100,000)	110,000
Changes in operating assets and liabilities:
Inventories	7,414,198	2,551,910
Other current assets	(362,677)	(3,246)
Accounts payable trade	(5,745,360)	498,785
Accounts payable other	(3,076,682)	(4,039,401)
Accrued payroll and related expense	1,890,267	991,705
Income and sales taxes payable	2,800,516	5,731,761
Other current liabilities	3,645,674	3,964,910
Other liabilities	14,999	-0-

Net cash provided by operating activities	17,755,304	20,772,882

Investing Activities
Purchases of fixed assets	(7,268,050)	(7,083,480)
Other assets	(28,590)	88,024

Net cash used in investing activities	(7,296,640)	(6,995,456)

Financing Activities
Payments on capital leases	(20,066)	(19,567)
Proceeds from issuance of common stock	90,301	214,424

Net cash provided by financing activities	70,235	194,857

Net increase in cash and cash equivalents	10,528,899	13,972,283
Cash and cash equivalents at beginning of the period	10,031,398	3,829,352

Cash and cash equivalents at end of the period	$20,560,297	$17,801,635

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Interim Financial Statements

     The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of September 29, 2001.

     Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 29, 2001 are not necessarily indicative of the results of a full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 29, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Income Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended

	December 29,	December 30,
	2001	2000

Net income	$7,379,864	$8,048,087
Earnings per share:
Basic	$0.35	$0.40
Effect of dilutive stock options	(0.01)	(0.02)
Effect of dilutive warrants	(0.03)	(0.03)

Diluted	$0.31	$0.35

Weighted average number of shares:
Basic	20,826,581	20,347,509
Effect of dilutive stock options	832,527	879,467
Effect of dilutive warrants	1,842,078	1,817,272

Diluted	23,501,186	23,044,248

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)

3. Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Effective the first quarter of fiscal 2002, the Company has adopted FAS 142 and the amortization of goodwill has been discontinued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2001.

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

	Three Months Ended

	Dec. 29,	Dec. 30,
	2001	2000

Net sales	100.0%	100.0%
Cost of goods sold	71.1	66.3

Gross profit	28.9	33.7
Selling, general and administrative expenses	17.9	18.9
Amortization of goodwill	0.0	0.2

Operating income	11.0	14.6
Interest income, net	0.0	0.0
Other charges, net	(0.1)	(0.1)

Income before income taxes	10.9	14.5
Income taxes	4.3	5.9

Net income	6.6%	8.6%

Number of stores open at end of period	212	151

Three Months Ended December 29, 2001 Compared to the Three Months Ended December 30, 2000

     Net Sales. Our net sales increased to $111.9 million from $93.0 million, an increase of $18.9 million, or 20.3%, over the prior fiscal year. This increase reflects $28.9 million of net sales from the 24 new stores opened during the three months ended December 29, 2001, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 12.1% decrease in our comparable store sales, which resulted in decreased sales of $10.0 million compared to the same period last year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $32.3 million from $31.3 million, an increase of $1.0 million, or 3.0%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 28.9% from 33.7%. The decrease as a percentage of net sales was principally due to higher occupancy expenses, higher markdown expenses and lower initial markups.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $20.0 million from $17.6 million, an increase of $2.4 million, or 13.9%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 17.9% from 18.9%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002; therefore, this expense decreased $0.9 million compared to the same period last year.

     Income Taxes. Our effective tax rate of 39.5% approximates our statutory income tax rates.

     Net Income. Our net income decreased to $7.4 million from $8.0 million, a decrease of $0.6 million, or 8.3%, from the same period last year. This decrease was primarily due to the increase in gross profit being more than offset by an increase in selling, general and administrative expenses.

Recent Developments

     During the first quarter of fiscal 2002, the continuation of reduced mall traffic, especially in the Florida region, adversely impacted sales at stores that had been open for at least one year. As a result, comparable store sales declined 12.1% from prior year levels. The sales declines caused store occupancy and payroll expenses to rise as a percent of sales and resulted in reduced operating income margins.

     We are cautious about the near-term economic outlook. We have seen no significant improvement in sales trends during the initial weeks of the second quarter of fiscal 2002. To the extent that consumer spending remains soft in future quarters, it would be difficult for comparable stores sales and operating income margins to show improvement over their prior year performances.

Liquidity and Capital Resources

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to generally operate with negative working capital. As of December 29, 2001, we had net working capital of approximately $6.6 million which included $20.6 million of cash and cash equivalents.

     Net cash provided by operations was $17.8 million for the three months ended December 29, 2001 compared with $20.8 million during the three months ended December 30, 2000. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances.

     Net cash used in investing activities was $7.3 million for the three months ended December 29, 2001 compared with $7.0 million in the three months ended December 30, 2000. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

     In the three months ended December 29, 2001 and December 30, 2000, we opened 24 and 15 new stores, respectively. During fiscal 2002, we plan to open at least 55 new Charlotte Russe and Rampage stores. We also continue to test of our Charlotte’s Room concept, and we opened two additional stores during the first quarter of fiscal 2002. We anticipate that total capital expenditures during fiscal 2002 will approximate $30.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

     Net cash provided by financing activities was $70,200 for the three months ended December 29, 2001 compared with $195,000 for three months ended December 30, 2000. Financing activities primarily represent the proceeds of stock option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of December 29, 2001, there was no amount outstanding under the revolving credit facility.

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

ITEM 2. CHANGES IN SECURITIES

     Unregistered Sales of Securities

     None.

     Dividends

     We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the revolving credit facility, dividends, distributions and capital stock redemptions are restricted to $5.0 million or less in any fiscal year, of which up to $2.5 million may be cash dividends paid on a non-cumulative basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter with which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 18th day of January, 2002.

CHARLOTTE RUSSE HOLDING, INC

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer