Form 10-Q
period 2002-03-30
CHARLOTTE RUSSE HOLDING INC
filed 2002-04-19
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 19, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

          COMMON STOCK, par value $0.01 per share, number of shares outstanding as of April 18, 2002: 21,180,683 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 30,	September 29,
	2002	2001

	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$11,532,232	$10,031,398
Inventories	25,187,136	23,536,420
Other current assets	2,921,809	2,560,153
Deferred tax assets	4,000,000	3,700,000

Total current assets	43,641,177	39,827,971
Fixed assets, net	90,048,014	77,350,576
Goodwill, net	28,790,000	28,790,000
Other assets	1,426,533	1,452,387

Total assets	$163,905,724	$147,420,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$23,179,665	$19,607,137
Accounts payable other	3,348,405	4,825,946
Accrued payroll and related expense	2,669,265	1,931,838
Income and sales taxes payable	2,636,131	5,091,687
Other current liabilities	7,984,294	5,928,411

Total current liabilities	39,817,760	37,385,019
Notes payable to bank	—	—
Deferred rent	6,963,451	5,574,982
Other liabilities	178,883	269,470
Deferred tax liabilities	1,900,000	2,000,000

Total liabilities	48,860,094	45,229,471
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,180,683 at March 30, 2002 and 20,802,747 at September 29, 2001	211,807	208,028
Additional paid-in capital	41,859,186	40,038,464
Deferred compensation	(225,000)	(372,000)
Retained earnings	73,199,637	62,316,971

Total stockholders’ equity	115,045,630	102,191,463

Total liabilities and stockholders’ equity	$163,905,724	$147,420,934

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net sales	$86,069,774	$64,037,474	$198,007,892	$157,080,175
Cost of goods sold, including buying, distribution and occupancy costs	63,240,942	45,405,560	142,886,501	107,101,611

Gross profit	22,828,832	18,631,914	55,121,391	49,978,564
Selling, general and administrative expenses	17,198,466	13,172,584	37,216,115	30,743,073
Amortization of goodwill	—	223,842	—	447,684

Operating income	5,630,366	5,235,488	17,905,276	18,787,807
Other income (expense):
Interest income, net	82,207	168,744	83,715	209,337
Other charges, net	(70,260)	(73,807)	(148,556)	(140,522)

Total other income (expense)	11,947	94,937	(64,841)	68,815

Income before income taxes	5,642,313	5,330,425	17,840,435	18,856,622
Income taxes	2,139,511	1,970,256	6,957,769	7,448,366

Net income	$3,502,802	$3,360,169	$10,882,666	$11,408,256

Earnings per share:
Basic	$0.17	$0.16	$0.52	$0.56

Diluted	$0.15	$0.14	$0.46	$0.49

Weighted average shares outstanding:
Basic	20,948,770	20,532,662	20,887,675	20,440,085

Diluted	23,699,708	23,433,770	23,607,835	23,284,617

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Operating Activities
Net income	$3,502,802	$3,360,169	$10,882,666	$11,408,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,205,925	2,513,502	6,384,758	4,886,827
Deferred rent	723,542	426,335	1,388,468	935,381
Amortization of deferred compensation	27,000	36,000	54,000	72,000
Loss on disposal of asset	—	216,856	23,745	216,856
Deferred income taxes	(300,000)	(250,000)	(400,000)	(140,000)
Changes in operating assets and liabilities:
Inventories	(9,064,914)	(5,394,135)	(1,650,715)	(2,842,225)
Other current assets	1,021	(251,850)	(361,656)	(255,096)
Accounts payable trade	9,317,888	5,312,716	3,572,528	5,811,501
Accounts payable other	1,599,141	(110,878)	(1,477,541)	(4,150,279)
Accrued payroll and related expense	(1,152,840)	(725,945)	737,427	265,760
Income and sales taxes payable	(4,211,567)	(6,351,237)	(1,411,051)	(619,476)
Other current liabilities	(1,544,774)	(2,347,668)	2,100,900	1,617,242
Other liabilities	(105,586)	—	(90,587)	—

Net cash provided by (used in) operating activities	1,997,638	(3,566,135)	19,752,942	17,206,747
Investing Activities
Purchases of fixed assets	(11,793,473)	(2,828,411)	(19,061,523)	(9,911,891)
Other assets	10,026	(76,922)	(18,564)	11,102

Net cash used in investing activities	(11,783,447)	(2,905,333)	(19,080,087)	(9,900,789)
Financing Activities
Payments on capital leases	(24,951)	(19,911)	(45,017)	(39,478)
Proceeds from notes payable to bank	—	—	11,000,000	6,300,000
Payments on notes payable to bank	—	—	(11,000,000)	(6,300,000)
Proceeds from issuance of common stock	782,695	2,206,050	872,996	2,420,474

Net cash provided by financing activities	757,744	2,186,139	827,979	2,380,996

Net increase (decrease) in cash and cash equivalents	(9,028,065)	(4,285,329)	1,500,834	9,686,954
Cash and cash equivalents at beginning of the period	20,560,297	17,801,635	10,031,398	3,829,352

Cash and cash equivalents at end of the period	$11,532,232	$13,516,306	$11,532,232	$13,516,306

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

     Due to the seasonal nature of the Company’s business, the results of operations for the six month period ended March 30, 2002 are not necessarily indicative of the results of a full fiscal year.

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

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net income	$3,502,802	$3,360,169	$10,882,666	$11,408,256

Earnings per share:
Basic	$0.17	$0.16	$0.52	$0.56
Effect of dilutive stock options	(0.01)	(0.01)	(0.02)	(0.02)
Effect of dilutive warrants	(0.01)	(0.01)	(0.04)	(0.05)

Diluted	$0.15	$0.14	$0.46	$0.49

Weighted average number of shares:
Basic	20,948,770	20,532,662	20,887,675	20,440,085
Effect of dilutive stock options	878,220	1,012,006	860,590	980,376
Effect of dilutive warrants	1,872,718	1,889,102	1,859,570	1,864,156

Diluted	23,699,708	23,433,770	23,607,835	23,284,617

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

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.5	70.9	72.2	68.2

Gross profit	26.5	29.1	27.8	31.8
Selling, general and administrative expenses	19.9	20.6	18.8	19.6
Amortization of goodwill	0.0	0.3	0.0	0.2

Operating income	6.6	8.2	9.0	12.0
Interest income, net	0.1	0.2	0.1	0.1
Other charges, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	6.6	8.3	9.0	12.0
Income taxes	2.5	3.1	3.5	4.7

Net income	4.1%	5.2%	5.5%	7.3%

Number of stores open at end of period	224	156	224	156

Three Months Ended March 30, 2002 Compared to the Three Months Ended March 31, 2001

     Net Sales. Our net sales increased to $86.1 million from $64.0 million, an increase of $22.1 million, or 34.4%, over the prior fiscal year. This increase reflects $23.8 million of additional net sales from the 12 new stores opened during the three months ended March 30, 2002, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 2.8% decrease in our comparable store sales, which resulted in decreased sales of $1.7 million compared to the same period last year. Net sales during the three months ended March 30, 2002 were positively affected by Easter occurring two weeks earlier than in the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $22.8 million from $18.6 million, an increase of $4.2 million, or 22.5%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 26.5% from 29.1%. The decrease as a percentage of net sales was principally due to higher occupancy expenses, higher markdown expenses and partially offset by lower freight costs and higher initial markups. Although the opening of the Ontario, California distribution center did not impact gross profit during the three months ended March 30, 2002, gross profits during the balance of fiscal 2002 will be offset by increased expenses related to the operation of the distribution center.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $17.2 million from $13.2 million, an increase of $4.0 million, or 30.6%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.9% from 20.6%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002; therefore, this expense decreased $0.2 million compared to the same period last year.

     Income Taxes. Our effective tax rate of 37.9% compares to an effective tax rate of 37.0% for the same period of the prior fiscal year.

     Net Income. Our net income increased to $3.5 million from $3.4 million, an increase of $0.1 million, or 4.2%, from the same period last year. This increase was primarily due to the increase in gross profit being partially offset by an increase in selling, general and administrative expenses.

Six Months Ended March 30, 2002 Compared to the Six Months Ended March 31, 2001

     Net Sales. Our net sales increased to $198.0 million from $157.0 million, an increase of $41.0 million, or 26.1%, over the same period last year. This increase reflects $52.7 million of additional net sales from the 36 new stores opened during the six months ended March 30, 2002, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by an 8.1% decrease in our comparable store sales, which resulted in decreased sales of $11.7 million compared to the prior fiscal year. Net sales during the six months ended March 30, 2002 were positively affected by Easter occurring two weeks earlier than in the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $55.1 million from $50.0 million, an increase of $5.1 million, or 10.3%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 27.8% from 31.8%. The decrease as a percentage of net sales was principally due to higher occupancy expenses and markdown expenses. Although the opening of the Ontario, California distribution center did not impact gross profit during the six months ended March 30, 2002, gross profits during the balance of fiscal 2002 will be offset by increased expenses related to the operation of the distribution center.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $37.2 million from $30.7 million, an increase of $6.5 million, or 21.1%, over the same period last year. This increase was attributable to new store expansion, increased corporate expenses and higher marketing expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.8% from 19.6%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002; therefore, this expense decreased $0.4 million compared to the same period last year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

     Net Income. Our net income decreased to $10.9 million from $11.4 million, a decrease of $0.5 million, or 4.6%, over the same period last year. This decrease was primarily due to the increase in gross profit being more than offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to generally operate with negative working capital. As of March 30, 2002, we had net working capital of approximately $3.8 million which included cash and cash equivalents of $11.5 million.

     Net cash provided by operations was $19.8 million for the six months ended March 30, 2002 compared with $17.2 million during the six months ended March 31, 2001. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances.

     Net cash used in investing activities was $19.1 million for the six months ended March 30, 2002 compared with $9.9 million during the six months ended March 31, 2001. Cash used in investing activities related to new store openings, the upgrade of our information systems and other corporate expenditures, including $9.8 million for the build-out of our Ontario, California distribution center during the six months ended March 30, 2002.

     In the six months ended March 30, 2002 and March 31, 2001, we opened 36 and 22 new stores, respectively. During fiscal 2002, we plan to open at least 55 new Charlotte Russe and Rampage stores. We also continue to test our Charlotte’s Room concept, and we opened two additional stores during the first quarter of fiscal 2002. We anticipate that total capital expenditures during fiscal 2002 will approximate $33.0 million. We plan to fund these expenditures with cash flows from operations and from borrowings under the $15.0 million revolving credit facility, as may be required.

     Net cash provided by financing activities was $0.8 million for the six months ended March 30, 2002 compared with $2.4 million during the six months ended March 31, 2001. Financing activities primarily represent the proceeds of stock option exercises.

     We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for the next 12 months.

Inflation

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

Critical Accounting Policies and Estimates

     “Management Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

     On an on-going basis, management evaluates its estimates and judgments regarding inventories, receivables, fixed assets, intangible assets, accrued liabilities, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

     As a retailer of women’s apparel and accessories, our financial statements are affected by several critical accounting policies, many of which affect management’s use of estimates and judgments, as described in the Notes to the Consolidated Financial Statements. We sell merchandise directly to retail customers and recognize revenue at the point of sale. Customers have the right to return merchandise to us, and we maintain a reserve for the financial impact of returns, which occur subsequent to the current reporting period.

     Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all such units. We utilize the retail method of accounting for our inventory valuation that inherently reduces the inventories’ carrying value as markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

     We have recorded a goodwill asset that arose from the acquisition of the business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangibles. The carrying value of investments in our stores and other operations is reviewed for impairment on at least an annual basis in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time. Should the business prospects for our company or its stores deteriorate, or if we decide not to continue to develop our Charlotte’s Room concept, write downs of these assets might be required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of March 30, 2002, there was no amount outstanding under the revolving credit facility.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of stockholders was held on February 12, 2002. The following directors were re-elected, each having received no less than 16,951,810 votes in favor, or 83.1% of the votes cast: Messrs. Del Rossi, Gould, Karp, Mogil, Oddi and Zeichner.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith: Exhibit 10.25 — Amendment #2 to Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc. as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.1 to Form 10-Q filed on February, 8, 2000)

(b)	Reports on Form 8-K: No reports were filed on Form 8-K during the quarter with which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 19th day of April, 2002.

CHARLOTTE RUSSE HOLDING, INC

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer