Form 10-Q
period 2002-06-29
CHARLOTTE RUSSE HOLDING INC
filed 2002-07-19
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 19, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of July 18, 2002: 21,210,107 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 29,	September 29,
	2002	2001

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,141,593	$10,031,398
Inventories	28,985,152	23,536,420
Other current assets	3,496,148	2,560,153
Deferred tax assets	4,200,000	3,700,000

Total current assets	47,822,893	39,827,971
Fixed assets, net	90,740,171	77,350,576
Goodwill, net	28,790,000	28,790,000
Other assets	1,430,822	1,452,387

Total assets	$168,783,886	$147,420,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$22,921,411	$19,607,137
Accounts payable other	1,104,977	4,825,946
Accrued payroll and related expense	3,799,638	1,931,838
Income and sales taxes payable	1,707,233	5,091,687
Other current liabilities	8,035,735	5,928,411

Total current liabilities	37,568,994	37,385,019
Notes payable to bank	—	—
Deferred rent	7,754,707	5,574,982
Other liabilities	193,882	269,470
Deferred tax liabilities	1,700,000	2,000,000

Total liabilities	47,217,583	45,229,471
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares — 21,210,107 at June 29, 2002 and 20,802,747 at September 29, 2001	212,101	208,028
Additional paid-in capital	42,715,203	40,038,464
Deferred compensation	(198,000)	(372,000)
Retained earnings	78,836,999	62,316,971

Total stockholders’ equity	121,566,303	102,191,463

Total liabilities and stockholders’ equity	$168,783,886	$147,420,934

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$101,956,349	$78,405,523	$299,964,241	$235,485,698
Cost of goods sold, including buying, distribution and occupancy costs	74,060,688	55,410,915	216,947,189	162,512,528

Gross profit	27,895,661	22,994,608	83,017,052	72,973,170
Selling, general and administrative expenses	18,604,917	14,877,943	55,821,032	45,621,013
Amortization of goodwill	—	223,842	—	671,526

Operating income	9,290,744	7,892,823	27,196,020	26,680,631
Other income (expense):
Interest income, net	13,335	114,995	97,050	324,331
Other charges, net	(62,500)	(91,892)	(211,056)	(232,414)

Total other income (expense)	(49,165)	23,103	(114,006)	91,917

Income before income taxes	9,241,579	7,915,926	27,082,014	26,772,548
Income taxes	3,604,217	3,126,790	10,561,986	10,575,156

Net income	$5,637,362	$4,789,136	$16,520,028	$16,197,392

Earnings per share:
Basic	$0.27	$0.23	$0.79	$0.79

Diluted	$0.24	$0.20	$0.70	$0.69

Weighted average shares outstanding:
Basic	21,193,883	20,718,658	20,989,745	20,530,928

Diluted	23,877,320	23,593,848	23,704,176	23,398,585

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended		.

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Operating Activities
Net income	$5,637,362	$4,789,136	$16,520,028	$16,197,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,627,878	2,740,268	10,012,636	7,627,095
Deferred rent	791,256	535,165	2,179,725	1,470,546
Amortization of deferred compensation	27,000	36,000	81,000	108,000
Loss on disposal of asset	(1)	(13,147)	23,744	203,709
Deferred income taxes	(400,000)	(200,000)	(800,000)	(340,000)
Changes in operating assets and liabilities:
Inventories	(3,798,016)	(3,382,267)	(5,448,732)	(6,224,492)
Other current assets	(574,339)	500,938	(935,995)	245,842
Accounts payable trade	(258,254)	81,868	3,314,274	5,893,369
Accounts payable other	(2,243,428)	91,070	(3,720,969)	(4,059,209)
Accrued payroll and related expense	1,130,373	1,023,107	1,867,800	1,288,868
Income and sales taxes payable	145,967	1,450,673	(1,265,084)	831,197
Other current liabilities	51,441	(1,023,298)	2,152,341	608,097
Other liabilities	14,999	12,076	(75,588)	(2,078)

Net cash provided by operating activities	4,152,238	6,641,589	23,905,180	23,848,336
Investing Activities
Purchases of fixed assets	(4,297,825)	(11,433,921)	(23,359,348)	(21,345,812)
Other assets	(26,498)	(30,112)	(45,062)	(19,010)

Net cash used in investing activities	(4,324,323)	(11,464,033)	(23,404,410)	(21,364,822)
Financing Activities
Payments on capital leases	—	(20,066)	(45,017)	(59,544)
Proceeds from notes payable to bank	—	—	11,000,000	6,300,000
Payments on notes payable to bank	—	—	(11,000,000)	(6,300,000)
Secondary stock offering costs	(450,000)	—	(450,000)	—
Proceeds from issuance of common stock	231,446	319,700	1,104,442	2,740,174

Net cash provided by (used in) financing activities	(218,554)	299,634	609,425	2,680,630

Net increase (decrease) in cash and cash equivalents	(390,639)	(4,522,810)	1,110,195	5,164,144
Cash and cash equivalents at beginning of the period	11,532,232	13,516,306	10,031,398	3,829,352

Cash and cash equivalents at end of the period	$11,141,593	$8,993,496	$11,141,593	$8,993,496

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

     Due to the seasonal nature of the Company’s business, the results of operations for the nine month period ended June 29, 2002 are not necessarily indicative of the results of a full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 29, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Income Per Common Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$5,637,362	$4,789,136	$16,520,028	$16,197,392

Earnings per share:
Basic	$0.27	$0.23	$0.79	$0.79
Effect of dilutive stock options	(0.01)	(0.01)	(0.03)	(0.03)
Effect of dilutive warrants	(0.02)	(0.02)	(0.06)	(0.07)

Diluted	$0.24	$0.20	$0.70	$0.69

Weighted average number of shares:
Basic	21,193,883	20,718,658	20,989,745	20,530,928
Effect of dilutive stock options	797,508	976,446	844,326	988,440
Effect of dilutive warrants	1,885,929	1,898,744	1,870,105	1,879,217

Diluted	23,877,320	23,593,848	23,704,176	23,398,585

3. Goodwill

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The impairment test noted no impairment of the recorded goodwill.

     The following table provides the Company’s net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented after taking into account the related tax impact of the portion of expense that is tax deductible:

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net Income	$5,637,362	$4,789,136	$16,520,028	$16,197,392
Add back: goodwill amortization	—	223,842	—	671,526
Related income tax impact	—	(88,418)	—	(265,253)

Adjusted net income	$5,637,362	$4,924,560	$16,520,028	$16,603,665

Basic earnings per share	$0.27	$0.23	$0.79	$0.79
Add back: goodwill amortization, net of related income tax impact	—	0.01	—	0.02

Adjusted basic earnings per share	$0.27	$0.24	$0.79	$0.81

Diluted earnings per share	$0.24	$0.20	$0.70	$0.69
Add back: goodwill amortization, net of related income tax impact	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.24	$0.21	$0.70	$0.72

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

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.6	70.7	72.3	69.0

Gross profit	27.4	29.3	27.7	31.0
Selling, general and administrative expenses	18.3	19.0	18.6	19.4
Amortization of goodwill	0.0	0.3	0.0	0.3

Operating income	9.1	10.0	9.1	11.3
Interest income, net	0.0	0.1	0.0	0.1
Other charges, net	(0.1)	(0.1)	(0.1)	(0.0)

Income before income taxes	9.0	10.0	9.0	11.4
Income taxes	3.5	3.9	3.5	4.5

Net income	5.5%	6.1%	5.5%	6.9%

Number of stores open at end of period	236	177	236	177

Three Months Ended June 29, 2002 Compared to the Three Months Ended June 30, 2001

     Net Sales. Our net sales increased to $102.0 million from $78.4 million, an increase of $23.6 million, or 30.0%, over the prior fiscal year. This increase reflects $23.8 million of additional net sales from the 12 new stores opened during the three months ended June 29, 2002, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 0.3% decrease in our comparable store sales, which resulted in decreased sales of $0.2 million compared to the same period last year. Net sales during the three months ended June 29, 2002 were negatively affected by Easter occurring two weeks earlier than in the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $27.9 million from $23.0 million, an increase of $4.9 million, or 21.3%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 27.4% from 29.3%. The decrease as a percentage of net sales was principally due to higher occupancy expenses, incremental fixed expenses associated with operations of the Ontario, California distribution center that opened during the current quarter, and higher shrinkage expenses.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $18.6 million from $14.9 million, an increase of $3.7 million, or 25.1%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.3% from 19.0%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002; therefore, this expense decreased $0.2 million compared to the same period last year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

     Net Income. Our net income increased to $5.6 million from $4.8 million, an increase of $0.8 million, or 17.7%, from the same period last year. This increase was primarily due to the increase in gross profit being partially offset by an increase in selling, general and administrative expenses.

Nine Months Ended June 29, 2002 Compared to the Nine Months Ended June 30, 2001

     Net Sales. Our net sales increased to $300.0 million from $235.5 million, an increase of $64.5 million, or 27.4%, over the same period last year. This increase reflects $76.4 million of additional net sales from the 48 new stores opened during the nine months ended June 29, 2002, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 5.6% decrease in our comparable store sales, which resulted in decreased sales of $11.9 million compared to the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $83.0 million from $73.0 million, an increase of $10.0 million, or 13.8%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 27.7% from 31.0%. The decrease as a percentage of net sales was principally due to higher occupancy expenses, higher markdown expenses and incremental fixed expenses associated with operations of the Ontario, California distribution center.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $55.8 million from $45.6 million, an increase of $10.2 million, or 22.4%, over the same period last year. This increase was attributable to new store expansion, increased corporate expenses and higher marketing expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.6% from 19.4%, primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002; therefore, this expense decreased $0.7 million compared to the same period last year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

     Net Income. Our net income increased to $16.5 million from $16.2 million, an increase of $0.3 million, or 2.0%, over the same period last year. This increase was primarily due to the increase in gross profit being partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset our working capital requirements, and this allows us to generally operate with negative working capital. As of June 29, 2002, we had net working capital of approximately $10.3 million which included cash and cash equivalents of $11.1 million.

     Net cash provided by operations was $23.9 million for the nine months ended June 29, 2002 compared with $23.8 million during the nine months ended June 30, 2001. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances.

     Net cash used in investing activities was $23.4 million for the nine months ended June 29, 2002 compared with $21.4 million during the nine months ended June 30, 2001. Cash used in investing activities related to new store openings, the upgrade of our information systems and other corporate expenditures, including the build-out of our Ontario, California distribution center during the nine months ended June 29, 2002.

     In the nine months ended June 29, 2002 and June 30, 2001, we opened 48 and 43 new stores, respectively. During fiscal 2002, we plan to open approximately 60 new Charlotte Russe and Rampage stores. We also continue to test our Charlotte’s Room concept, and we opened two additional stores during the first quarter of fiscal 2002. We anticipate that total capital expenditures during fiscal 2002 will approximate $32.0 million. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

     Net cash provided by financing activities was $0.6 million for the nine months ended June 29, 2002 compared with $2.7 million during the nine months ended June 30, 2001. Financing activities primarily represent the proceeds of stock option exercises offset by costs associated with the secondary stock offering in May 2002.

     We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for at least the next 12 months.

Inflation

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives (see Note 3).

Critical Accounting Policies and Estimates

     “Management Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $15.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of income and our cash flows may be impacted by changes in interest rates. As of June 29, 2002, there was no amount outstanding under the revolving credit facility.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith:	None

(b)	Reports on Form 8-K:	The Company filed a current report on Form 8-K dated May 7, 2002, containing the Underwriting Agreement related to the public offering of 3,910,000 shares of the Company’s common stock owned by
certain affiliates of Saunders Karp & Megrue Partners, LLC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 19th day of July, 2002.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer