Form 10-K
period 2002-09-28
CHARLOTTE RUSSE HOLDING INC
filed 2002-12-13
CIK 1092006

As filed with the Securities and Exchange Commission on December 13, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD, SAN DIEGO, CA 92117

(Address, including Zip Code, of Registrant’s Principal Executive Offices)

(858) 587-1500

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE
(Title of Each Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RESULTS OF OPERATIONS
QUARTERLY RESULTS AND SEASONALITY
LIQUIDITY AND CAPITAL RESOURCES
LETTERS OF CREDIT
CONTRACTUAL OBLIGATIONS
INFLATION
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
RECENT ACCOUNTING PRONOUNCEMENTS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FORWARD-LOOKING STATEMENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
EXHIBIT INDEX
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $104,953,000 as of December 9, 2002 based upon the closing sale price per share of the registrant’s common stock of $13.30 as reported on the Nasdaq National Market® on such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of December 9, 2002, 21,222,107 shares of common stock, $0.01 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

     The stylized and non-stylized Charlotte Russe®, Charlotte’s Room™ and ™ trademarks referred to in this Form 10-K are federally registered in the United States, and certain product-related Charlotte’s Room™ trademarks referred to in this Form 10-K are subject to pending applications for registration. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage ® trademark referred to in this Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Licensing, LLC. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

     We are a rapidly growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women between the ages of 15 and 35. We have two distinct, established store concepts, “Charlotte Russe” and “Rampage,” and we are currently testing an additional store concept, “Charlotte’s Room.” As of September 28, 2002, we operated a total of 251 stores throughout 34 states and Puerto Rico. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries. Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature emerging fashion trends and thus appeal to women who have a flair for making fashion statements and who want to create a cutting-edge look.

     Our Charlotte Russe and Rampage stores are located predominantly in high-visibility, center court mall locations in spaces that average approximately 7,200 square feet. These stores, which are generally twice as large as those of most of our direct mall-based competitors, are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection. Our ten test Charlotte’s Room stores, which feature accessories, gifts and home décor items for the fashion-driven 11 to 17 year old, average approximately 3,200 square feet and are designed to create an ageless, playful shopping environment.

     Our broad assortment of merchandise is centered around styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally below most of our direct mall-based competitors. Over 80% of our Charlotte Russe merchandise is sold under the Charlotte Russe labels and over 80% of our Rampage merchandise is sold under our ™ proprietary label. The remainder of our merchandise at these stores consists of nationally-recognized brands popular with our customers.

We are becoming a leading national specialty retailer.

     Since our acquisition in September 1996, we have conducted an accelerated store opening program. As of September 28, 2002, we operated 251 stores throughout 34 states and Puerto Rico. Based on our successful track record, favorable demographic trends and a solid infrastructure, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe and Rampage stores at a rapid rate, with at least 75 new Charlotte Russe and Rampage stores planned for fiscal year 2003, for which we have already completed our site selection and evaluation process. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence. Additionally, we intend to continue to test our Charlotte’s Room concept through our ten existing stores.

     We rely on exciting in-store graphics and window displays to convey our fashion-forward orientation in both our Charlotte Russe and Rampage stores. We have also leveraged these successful marketing efforts to promote awareness of our Charlotte Russe brands on a national level through a national print marketing campaign. Through both our store expansion and marketing strategies, we are becoming a leading national specialty retailer of affordable fashion-forward apparel and accessories for youthful-minded women.

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

     Offer Consistent Value Pricing. We offer a broad assortment of fashionable, quality merchandise at prices generally below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our established store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $17.00 and $28.00. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that has enabled us to build a broad and loyal base of customers.

     Maintain Distinct Brand Images. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering over 80% of our Charlotte Russe merchandise under the Charlotte Russe labels and over 80% of our Rampage merchandise under our proprietary ™ label. We believe that both of our established brands provide opportunities for expansion of our current merchandise categories and entry into new product categories. We intend to develop the Charlotte’s Room brand and any additional proprietary brands with distinct images so that they can be expanded in the same manner.

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

     Capitalize on Strong Store Economics. Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During their first year of operation, our stores opened during fiscal years 1997 through 2001 generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $400,000, or approximately 22.0% of net sales. Accordingly, these stores generated an average cash return on investment of approximately 90% in their first year of operation. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation.

     Leverage Highly Experienced Management Team. We believe our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program. Our five executive officers have an average of more than 24 years of retailing experience, including experience with national retailers such as Contempo Casuals, Guess?, Pacific Sunwear, Claire’s Stores and Price Club. In addition, our 14 Vice Presidents average 19 years of retailing experience, and 9 years of experience with us.

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

     We target young, fashion-conscious women. Our Charlotte Russe customer is a woman who desires understandable trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, the Charlotte Russe customer is feminine and body conscious. Our Rampage stores cater to women with definitive fashion sense who set rather than follow trends. Our Rampage customer is hip, eclectic, body conscious and tapped into pop culture. She wants her look to be cutting-edge, while recognizing the value of competitive pricing. Our Charlotte’s Room customer is a fashion-driven 11 to 17 year old or a hip cross-over customer. She wants accessories and home décor items to satisfy her ever-changing lifestyle wants and needs.

We offer established fashion and cutting-edge merchandise.

     Charlotte Russe. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers’ lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers’ broad lifestyle needs for casual, social and special occasion wear. Our typical dresses range in price from $19.99 to $60.00. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in these stores carries the Charlotte Russe labels. Our average sales price for apparel items is $17.00, and the average sales price for all of our merchandise, including accessories, is $13.00.

     Rampage. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. The retail prices for our typical dresses range from $39.00 to $59.00. There is also less emphasis on the career customer in our Rampage stores. Over 80% of the Rampage merchandise is offered under our proprietary ™ label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command price points that are higher than those of Charlotte Russe, but still below those of our competitors. The average sales price for apparel items in our Rampage stores is $28.00, and the average sales price for all of our merchandise, including accessories, is $23.00.

     Charlotte’s Room. In addition to our apparel retail concepts, we are also testing our Charlotte’s Room concept, which targets 11 to 17 year-olds. We offer a breadth of products that enable this customer to complement her fashionable appearance with fashion-forward accessories, as well as create a fresh and playful bedroom atmosphere expressive of her distinct personality. We carry a wide assortment of gifts and accessories, as well as a limited assortment of novelty apparel and sleepwear items.

Our visual merchandising strengthens our brand name and creates an exciting shopping environment.

     Our merchandising presentation for our retail apparel concepts communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits. Our visual merchandising team for the Charlotte Russe and Rampage stores also makes use of body forms in store windows as well as on the selling floor to enhance our merchandise presentation.

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

     Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which has generally resulted in short lead times of three to six weeks. Accordingly, we have established relationships with over 620 vendors to meet our ongoing fashion and inventory needs. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During the fiscal year ended September 28, 2002, our top five vendors accounted for approximately 9.6% of our total purchases and no single vendor accounted for more than 2.7% of our total purchases.

We manage our inventory through merchandise planning and allocation.

     Our merchandise planning and allocation team works closely with our Chief Merchandising Officer, merchants and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team is also responsible for managing inventory levels, allocating merchandise to stores and replenishing inventory based upon information generated by our management information systems. Our planning department allocates merchandise for new store openings based on estimated units per square foot, and all new stores are fully stocked prior to opening. Our inventory control systems monitor current inventory levels at each store and for our operations as a whole. If necessary, we shift slow moving inventory to other stores for sell-through prior to instituting corporate-wide markdowns. We also monitor recent selling history within each store by merchandise classification, style, color and size.

We distribute merchandise through our modern facilities.

     Our merchandise is distributed through two modern distribution facilities: our 265,000 square foot distribution facility in Ontario, California, which we opened in early April 2002, and our 125,000 square foot distribution facility (which includes our corporate offices) in San Diego, California, which we opened in April 1998. Both of these facilities use automated systems for sorting apparel by store and facilitating packaging for display in our stores. In addition, our Ontario facility also uses an automated system for sorting accessories by store. Our Ontario facility now services our Charlotte Russe stores, and our San Diego facility (which until April 2002 served all our stores) services our Rampage and Charlotte’s Room stores. With the addition of our Ontario facility, we estimate that we have the distribution capacity to service at least 700 stores.

     We estimate that over 75% of our apparel merchandise is currently pre-ticketed by our vendors. This pre-ticketing by vendors allows us to ship merchandise more quickly, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to five business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than seven days. Each store generally receives three to five merchandise shipments per week. We believe our current distribution operations are sufficient to accommodate our expected store growth, including our Charlotte’s Room test locations and expanded product offerings through the next several years.

We have stores throughout the United States.

     As of September 28, 2002, we operated 197 Charlotte Russe stores, 44 Rampage stores and 10 Charlotte’s Room stores throughout 34 states and Puerto Rico. The number of our stores located in each state is shown in the following map:

     The following table highlights the number of stores, by geographic region, opened in each of the last six fiscal years:

		North	South	South
	Calif.	East	West	East	Other	Total

Store count at September 27, 1996	26	—	9	—	—	35
Fiscal 1997
Stores opened	3	0	1	2	1	7
Stores closed	(1)	0	0	0	0	(1)

	28	0	10	2	1	41
Fiscal 1998
Stores acquired (Rampage)	7	4	2	3	0	16
Stores opened	4	0	4	9	0	17

	39	4	16	14	1	74
Fiscal 1999
Stores opened	1	5	3	9	4	22

	40	9	19	23	5	96
Fiscal 2000
Stores opened	4	14	9	6	7	40

	44	23	28	29	12	136
Fiscal 2001
Stores opened	7	13	8	8	18	54
Stores closed	(1)	0	0	(1)	0	(2)

	50	36	36	36	30	188
Fiscal 2002
Stores opened	2	16	14	11	20	63

Store count at September 28, 2002	52	52	50	47	50	251

We seek to locate our stores in large, commanding spaces in high traffic areas of strong regional malls.

     Our stores provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles. Our Charlotte Russe and Rampage stores, which average approximately 7,200 square feet, are generally twice the size of those of most of our mall-based competitors. Our Charlotte’s Room stores currently average approximately 3,200 square feet.

     We engage an independent real estate consultant to initially identify favorable store locations in existing or new markets. This consultant currently does not advise any other operators within the women’s apparel industry. Our site selection criteria include:

     •     a careful assessment of mall traffic;

     •     the performance of other retailers within the mall and in particular those serving our target customers;

     •     the proposed location within the mall;

     •     population and demographic characteristics of the area; and

     •     projected profitability and cash return on investment.

     Immediately after site approval, we simultaneously negotiate lease terms and begin planning the store layout and design. We typically open a new store within three months after lease execution and delivery of space. We also continually evaluate our stores to assess the need for remodeling or possible closure based on economic factors.

Store Operations

     Our store operations are currently organized into a Western region with 14 districts, an Eastern region with 12 districts and a Southeastern region with nine districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for an average of seven stores. Individual store personnel generally consist of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

     Our commitment to customer satisfaction and service is an integral part of building customer loyalty. We strive to hire enthusiastic sales personnel and provide them with extensive training to create a sales staff with a strong fashion sense, a focus on customer service and a willingness to assist customers with assembling, accessorizing and coordinating outfits.

     Our standard training program for store managers includes an initial three week session at a store managed by one of our training managers, as well as frequent regional and district meetings. In addition, our training manual provides practical information and skill development for all store level positions. We develop new store managers by promoting from within and selectively hiring from other retail organizations. In anticipation of our continued store expansion, we will continue to increase the number of people in our store manager training program as appropriate to support our proposed expansion strategy.

We continually invest in and upgrade our information technology systems.

     We are committed to investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our information technology systems address, among others things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours, carton receipts and messages to our host system and download new merchandise pricing, price changes for existing merchandise, and system maintenance tasks to the point-of-sale devices. Based upon the evaluation of information obtained through daily polling, our planning department implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores.

We compete with other retailers primarily on the basis of timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality.

     We currently compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional retail department stores and, to a lesser extent, mass merchandisers. The primary competitors of Charlotte Russe are Express, Wet Seal and Forever 21. The primary competitors of Rampage are bebe and Arden B. Our competitors sell a broad assortment of apparel and accessories that are similar and often identical to those we sell. Furthermore, our competitors may at times sell their merchandise at prices lower than what we charge for comparable merchandise. We believe that the principal bases upon which we compete in our industry are timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality. We believe that we have a significant competitive advantage over our competitors because of our exciting shopping environment. Our stores are generally twice as large as most of our mall-based competitors and provide a feminine look that is exciting to shop and accentuates the value and breadth of our merchandise selection. We also believe that we have a competitive advantage because of high consumer recognition and acceptance of our brands, our strong presence in major shopping malls throughout the United States, our relationship with our vendors and the experience of our management. The retail and apparel industries, however, are highly competitive and characterized by relatively low barriers to entry.

Our intellectual property is important to our success.

     We believe that our trademarks are important to our success. Our Charlotte Russe, Charlotte’s Room and ™ trademarks are registered with the United States Patent and Trademark Office. In addition, we have applications pending with the United States Patent and Trademark Office for certain product-related Charlotte’s Room trademarks.

     In connection with the acquisition of our Rampage stores in September 1997, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and subsequently transferred to an affiliate, Rampage Licensing, LLC (Rampage Clothing Company and Rampage Licensing, LLC are collectively referred to herein as Rampage Clothing Company); and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties substantially negatively impact our business reputation, we have the right to terminate the license agreement, subject to certain contractual notice obligations. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the calendar year at stores operating under the Rampage name. The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event we decide to terminate the license agreement prior to the end of the term, we may be required to pay a termination fee as specified in the licensing agreement.

We consider the relationship with our employees to be good.

     As of September 28, 2002, we employed 1,480 full-time and 3,661 part-time employees. Of our full-time employees, 181 were employed at our corporate offices, 141 were employed at our distribution centers and 1,158 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we consider the relationship with our employees to be good.

ITEM 2. PROPERTIES

     We operated 251 stores throughout 34 states and Puerto Rico as of September 28, 2002. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We have entered into a ten and a half year lease, scheduled to expire on July 17, 2012, for space containing approximately 265,000 square feet for our Ontario, California distribution center. We believe our distribution capacity at the San Diego facility and the Ontario, California facility should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 16,200 square feet, which includes an allocation of adjoining common area space, at the CaliforniaMart in Los Angeles. This lease expires April 30, 2010.

     The following table highlights the number of stores, by concept, in each state:

	Charlotte		Charlotte's
	Russe	Rampage	Room	Total

Arizona	9	3	2	14
California	37	11	4	52
Colorado	2	0	0	2
Connecticut	2	1	0	3
Delaware	1	0	0	1
Florida	25	7	0	32
Georgia	8	1	1	10
Hawaii	1	0	0	1
Illinois	13	3	0	16
Indiana	3	0	0	3
Maryland	3	1	1	5
Massachusetts	2	1	0	3
Michigan	6	0	0	6
Minnesota	3	1	0	4
Missouri	1	1	0	2
Nebraska	1	0	0	1
Nevada	4	1	0	5
New Hampshire	1	0	0	1
New Jersey	8	3	0	11
New Mexico	1	0	0	1
New York	10	4	0	14
North Carolina	3	0	0	3
Ohio	7	0	0	7
Oklahoma	4	0	0	4
Oregon	2	0	0	2
Pennsylvania	7	2	0	9
Puerto Rico	4	1	0	5
Rhode Island	1	0	0	1
South Carolina	1	0	0	1
Tennessee	2	0	0	2
Texas	19	3	2	24
Utah	1	0	0	1
Vermont	1	0	0	1
Virginia	2	0	0	2
Wisconsin	2	0	0	2

Store count as of September 28, 2002	197	44	10	251

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

     Our common stock began trading on the Nasdaq National Market under the symbol “CHIC” on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by the Nasdaq National Market:

	High	Low

Fiscal Year Ended September 29, 2001
First Quarter	$16.313	$10.875
Second Quarter	31.000	15.875
Third Quarter	39.150	17.770
Fourth Quarter	25.380	11.000
Fiscal Year Ended September 28, 2002
First Quarter	19.750	12.100
Second Quarter	27.750	16.220
Third Quarter	28.650	20.680
Fourth Quarter	16.510	9.720

     As of December 9, 2002, the number of holders of record of our common stock was approximately 20 and the number of beneficial holders of our common stock was estimated to be in excess of 1,500. On December 9, 2002, the closing price of our common stock as reported by the Nasdaq National Market was $13.30 per share.

Dividends

     We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansions. Moreover, under the terms of our revolving credit facility, dividends and distributions are restricted to $5.0 million or less in any fiscal year, of which up to $2.5 million may be cash dividends paid on a non-cumulative basis, and capital stock redemptions are limited to $12.0 million in any fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

     The shares disclosed in column “C” in the schedule below, include 280,803 shares of common stock issuable under the 1999 Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of
securities
remaining available
for future issuance
under equity
compensation plans
	Number of securities to	Weighted-average	(excluding
	be issued upon exercise	exercise price of	securities
	of outstanding options	outstanding	reflected in column
	warrants and rights	options, warrants	(a))
Plan category	(a)	and rights (b)	(c)

Equity compensation plans approved by security holders	2,117,870	$8.04	307,003
Equity compensation plans not approved by security holders	—	—	—

Total	2,117,870	$8.04	307,003

     Please see footnote 6 to the financial statements for more information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth on the next page is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended

	Sept. 26,	Sept. 25,	Sept. 30,	Sept. 29,	Sept. 28,
	1998	1999	2000(1)	2001	2002

	(dollars in thousands)
Statement of Income Data
Net sales	$134,091	$177,459	$245,260	$324,825	$409,382
Cost of goods sold	93,142	119,141	165,917	226,066	296,006

Gross profit	40,949	58,318	79,343	98,759	113,376
Selling, general and administrative expenses	27,056	34,129	46,122	63,181	76,516
Amortization of goodwill	828	828	828	828	—

Operating income	13,065	23,361	32,393	34,750	36,860
Interest income (expense), net	(3,026)	(2,376)	(70)	425	164
Other charges, net	(280)	(270)	(270)	(314)	(289)

Income before income taxes and extra-ordinary item	9,759	20,715	32,053	34,861	36,735
Income taxes	4,245	8,701	12,982	13,370	14,327

Income before extraordinary item	5,514	12,014	19,071	21,491	22,408
Extraordinary loss from early debt retirement	—	(519)	(311)	—	—

Net income	$5,514	$11,495	$18,760	$21,491	$22,408

	Fiscal Year Ended

	Sept. 26,	Sept. 25,	Sept. 30,	Sept. 29,	Sept. 28,
	1998	1999	2000(1)	2001	2002

Earnings per share (2):
Basic earnings per share:
Income before extra-ordinary item	$0.30	$0.66	$0.95	$1.04	$1.06

Net income	$0.30	$0.63	$0.93	$1.04	$1.06

Diluted earnings per share:
Income before extra-ordinary item	$0.27	$0.57	$0.83	$0.92	$0.95

Net income	$0.27	$0.54	$0.82	$0.92	$0.95

Weighted average
Shares outstanding (2):
Basic (000’s)	18,300	18,304	20,084	20,596	21,045
Diluted (000’s)	20,668	21,234	22,845	23,428	23,694
Selected Operating Data:
Number of stores open at end of period	74	96	136	188	251
Average square footage per store (3)	7,601	7,541	7,380	7,169	7,087
Sales per square foot (4)	$272	$282	$286	$277	$259
Comparable store sales increase (decrease) (5)	(5.8)%	6.7%	2.8%	(1.7)%	(5.4)%
Average stores sales (6) (000’s)	$2,095	$2,138	$2,129	$2,010	$1,839

	Fiscal Year Ended

	Sept. 26,	Sept. 25,	Sept. 30,	Sept. 29,	Sept. 28,
	1998	1999	2000(1)	2001	2002

		(dollars in thousands)
Balance Sheet Data:
Working capital (deficiency)	$(1,239)	$(7,218)	$(4,625)	$2,443	$12,917
Total assets	74,427	88,569	108,505	147,421	179,503
Total long-term debt	27,600	18,000	—	—	—
Total stockholders’ equity	29,445	40,037	74,494	102,191	128,560

(1)	Our results of operations for fiscal 2000 included 53 weeks.

(2)	See Notes 1 and 11 of Notes to the Consolidated Financial Statements for the method used to calculate the earnings per share and weighted average shares outstanding.

(3)	Our average square footage per store is based on all open stores at the end of the period.

(4)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all open stores.

(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.

(6)	Our average store sales are based on the time weighted average of all open stores in the period.

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

OVERVIEW

     We were founded in 1975 and opened our first store in Carlsbad, California. By September 1996, we had developed into a regional retailer with 35 stores in three states. On September 26, 1996, two funds managed by Saunders Karp & Megrue Partners, LLC, a private equity investment firm, acquired the business from its founders with the intention of pursuing an accelerated national new store expansion program. Bernard Zeichner, who had joined us as President in May 1996, shared the belief that a significant opportunity existed to leverage the strength of our new store economics by further penetrating existing markets and expanding the chain into other regions of the country. We subsequently implemented a series of strategic initiatives to position us to support an accelerated store rollout. We hired a number of senior executives with national retail experience to complement our existing senior management team and significantly upgraded our management information systems, distribution systems and facilities. In September 1997, we launched our second distinct retail concept by acquiring 16 stores in five states from Rampage Retailing, Inc.

     Since our initial public offering in October 1999, we have continued to open new stores for our Charlotte Russe and Rampage concepts on an accelerated basis. Since the beginning of fiscal 2000, we added 155 new Charlotte Russe and Rampage stores. As of September 28, 2002, we operated 251 stores throughout 34 states and Puerto Rico, which includes ten Charlotte’s Room stores. Our net sales increased to $409.4 million in fiscal 2002 from $70.7 million in fiscal 1996, representing a compound annual growth rate of 34.0%.

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.6	69.6	72.3

Gross profit	32.4	30.4	27.7
Selling, general and administrative expenses	18.8	19.4	18.7
Amortization of goodwill	0.4	0.3	0.0

Operating income	13.2	10.7	9.0
Interest income (expense), net	0.0	0.1	0.1
Other charges, net	(0.1)	(0.1)	(0.1)

Income before income taxes and extraordinary item	13.1	10.7	9.0
Income taxes	5.3	4.1	3.5

Income before extraordinary item	7.8	6.6	5.5
Extraordinary loss from early debt retirement	0.1	0.0	0.0

Net income	7.7%	6.6%	5.5%

Number of stores open at end of period	136	188	251

Year Ended September 28, 2002 Compared to Year Ended September 29, 2001

     Net Sales. Our net sales increased to $409.4 million from $324.8 million, an increase of $84.6, or 26.0%, over the prior fiscal year. This increase reflects $100.7 million of additional net sales from the 63 new stores opened during fiscal 2002 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 5.4% decrease in comparable store sales, which resulted in decreased sales of $16.1 million compared to the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $113.4 million from $98.8 million, an increase of $14.6 million, or 14.8%, over the prior fiscal year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 27.7% from 30.4%. The decrease as a percentage of net sales was principally due to higher occupancy expenses and incremental fixed expense associated with operations of the Ontario, California distribution center that opened during fiscal 2002.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $76.5 million from $63.1 million, an increase of $13.4 million, or 21.2%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.7% from 19.4% primarily due to the impact of leveraging corporate expenses over a higher sales base.

     Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”; therefore, this expense decreased $0.8 million compared to the prior fiscal year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

     Net Income. Our net income increased to $22.4 million from $21.5 million, an increase of $0.9 million, or 4.3%, over the prior fiscal year. The increase was primarily due to an increase in gross profit and the elimination of goodwill amortization and was partially offset by an increase in selling, general and administrative expenses, and an increase in income taxes.

Year Ended September 29, 2001 Compared to Year Ended September 30, 2000

     Net Sales. Our results for the fiscal year ended September 29, 2001 included 52 weeks of operations while our results for the fiscal year ended September 30, 2000 included 53 weeks of operations. Our net sales increased to $324.8 million from $245.3 million, an increase of $79.5 million, or 32.4%, over the prior fiscal year. This increase reflects $83.3 million of additional net sales from the 54 new stores opened during fiscal 2001, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 1.7% decrease in our comparable store sales, which resulted in decreased sales of $3.8 million compared to the prior fiscal year. If we exclude the additional week in fiscal 2000, our total sales would have increased 35.0% over the comparable 52-week period of the prior fiscal year.

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

     Amortization of Goodwill. Our amortization of goodwill expense remained constant at $0.8 million during these two fiscal years.

     Income Taxes. Our effective tax rate of 39.5%, before taking into account a $0.4 million reversal of income tax expense, compares to an effective tax rate of 40.5% for the prior fiscal year. During fiscal 2001, we settled an audit with the IRS by agreeing to pay less than had previously been accrued; and, accordingly, we reduced our liability for taxes payable by $0.4 million. Our effective tax rate exceeded statutory tax rates due to non-deductible amortization of goodwill associated with the acquisition of our business in September 1996.

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

     The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 28, 2002. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

	Fiscal Year 2002
	Three Months Ended

	Dec. 29,	Mar. 30,	June 29,	Sept. 28,
	2001	2002	2002	2002

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$111,938	$86,070	$101,956	$109,418
Gross profit	32,293	22,829	27,895	30,359
Operating income	12,275	5,630	9,291	9,664
Net income	7,380	3,503	5,637	5,888
Earnings Per Share:
Basic earnings per share	$0.35	$0.16	$0.27	$0.28
Diluted earnings per share	$0.31	$0.15	$0.24	$0.25
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.9	26.5	27.4	27.7
Operating income	11.0	6.6	9.1	8.8
Net income	6.6	4.1	5.5	5.4
Operating Data:
Comparable store sales (decrease)	(12.1)%	(2.8)%	(0.3)%	(5.0)%
Stores open at end of period	212	224	236	251

	Fiscal Year 2001
	Three Months Ended

	Dec. 30,	Mar. 31,	June 30,	Sept. 29,
	2000	2001	2001	2001

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$93,043	$64,037	$78,406	$89,339
Gross profit	31,347	18,632	22,994	25,786
Operating income	13,552	5,236	7,893	8,069
Net income	8,048	3,360	4,789	5,294
Earnings Per Share:
Basic earnings per share	$0.40	$0.16	$0.23	$0.25
Diluted earnings per share	$0.35	$0.14	$0.20	$0.23
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.7	29.1	29.3	28.9
Operating income	14.6	8.2	10.1	9.0
Net income	8.6	5.2	6.1	5.9
Operating Data:
Comparable store sales increase (decrease)	3.7%	5.4%	(6.6)%	(7.4)%
Stores open at end of period	151	156	177	188

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of September 28, 2002, we had working capital of approximately $12.9 million which included cash and cash equivalents of $13.6 million.

     During fiscal years 2000, 2001, and 2002, our net cash provided by operations was $27.8 million, $36.4 million, and $34.7 million, respectively. In fiscal 2002, our net cash provided by operations decreased as a result of changes in working capital accounts and specifically the timing of income tax payments. Our cash used in investing activities related to new store openings, the upgrade of our information systems and other corporate outlays were $24.2 million, $33.2 million, and $31.8 million in fiscal 2000, 2001, and 2002, respectively.

     In fiscal 2000, we repaid the outstanding balance under the revolving credit facility, $18.0 million, using the $13.5 million net proceeds of our initial public offering and cash flows from operations.

     Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $450,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. During the first year of operations, our stores opened during the five-year period ended September 29, 2001 generated store-level operating cash flow in excess of $400,000, representing an average cash return on investment of approximately 90%. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal 2003 are projected to be approximately $35.0 million.

     Our unsecured revolving credit facility with Fleet National Bank, as agent, provides us with a $15.0 million revolving line of credit under which borrowed funds bear interest at either the Eurodollar rate plus 1.00% or the base rate of Fleet National Bank, at our option, subject to certain adjustments. At September 28, 2002, no outstanding balance existed under the revolving credit facility. The revolving credit facility requires that we maintain certain financial ratios such as: total liabilities to earnings before interest, taxes, depreciation and amortization; fixed charges coverage; and minimum net worth. At September 28, 2002, we were in compliance with all debt covenants.

     We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2003. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

     Pursuant to the terms of the unsecured revolving credit facility, the Company can issue up to $5.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at September 28, 2002 totaled approximately $3.3 million, including $0.7 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

     The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of September 28, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	3 to 5	More than
Obligations	Total	one year	years	years	5 years

	(dollars in thousands)
Operating Leases	$387,414	$46,631	$93,445	$88,493	$158,845
Other long-term obligations	7,500	713	1,500	1,500	3,787

Total Contractual Obligations	$394,914	$47,344	$94,945	$89,993	$162,632

INFLATION

     We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot assure you, however, that our business will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

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

     As a retailer of women’s apparel and accessories, our financial statements are affected by several critical accounting policies, many of which affect management’s use of estimates and judgments, as described in the Notes to the Consolidated Financial Statements. We sell merchandise directly to retail customers and recognize revenue at the point of sale. Customers have the right to return merchandise to us, and we maintain a reserve for the financial impact of returns which occur subsequent to the current reporting period.

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

     The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

     We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment on at least an annual basis in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time. Should the business prospects for our company or stores deteriorate, or if we decide not to continue to develop our Charlotte’s Room concept, write downs of these assets might be required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,’’ and No. 142, “Goodwill and Other Intangible Assets.’’

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently in some circumstances, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.’’ Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 142 effective the fiscal year ended September 30, 2002, and reassessed the intangible assets, including goodwill, previously recorded in connection with purchase acquisitions, as well as the useful lives of such intangible assets. Additionally, we stopped amortizing goodwill resulting from acquisitions prior to July 1, 2001, which has been estimated to reduce annual amortization expense by approximately $0.8 million. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by us for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. The impact of stopping goodwill amortization has been estimated to increase our annual net income by approximately $0.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 28, 2002, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

     We believe market risk exposure is immaterial.

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

     Our growth will largely depend on successfully opening and operating new stores. During fiscal 2002, we opened 63 new stores, of which 61 were Charlotte Russe and Rampage stores representing an increase of approximately 34% from the number of stores open at the end of fiscal 2001 for these chains.

We plan to open at least 75 new Charlotte Russe and Rampage stores during fiscal 2003, an increase of 31% from the end of the prior fiscal year for these chains. We intend to continue to increase our number of Charlotte Russe and Rampage stores by approximately 25-30% per year for at least the next few years. To meet this planned expansion, we increased our distribution center capacity by opening our Ontario Distribution Center consisting of 265,000 square feet during fiscal year 2002. Our operations for our Charlotte Russe stores were fully transitioned to this new facility during the year. In order to support our planned expansion we will need to continually monitor and upgrade our management information and other systems. This rapid expansion also will place increased demand on our managerial, operational, and administrative resources. These demands and needs will be even greater and could require more complex solutions to the extent we expand the Charlotte’s Room concept beyond our current plans. These increased demands and operating complexities could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and slow our new store growth.

We are continuing to test and make adjustments to our new Charlotte’s Room concept, but we cannot assure you that the concept will warrant additional store growth or, if we add additional stores, that the concept will gain market acceptance.

     We are currently operating ten Charlotte’s Room stores, a new concept featuring accessories, gifts, and home décor items for fashion-driven 11 to 17 year olds. This concept is unproven and still in the early stages of development. While we believe that Charlotte’s Room may have the potential for expansion into a national chain, we are continuing to vary our merchandise mix and other aspects of the concept in an effort to achieve consistent results that, in our judgment, would warrant further expansion of this concept. We cannot assure you that we will achieve results that will cause us to open additional Charlotte’s Room stores or that, if we do open additional Charlotte’s Room stores, the concept will be profitable.

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

     Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, which has resulted in, and may continue to result in, lower net sales than expected on a quarterly or annual basis and which may cause us to delay or slow our expansion plans.

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

     Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales increases have ranged as high as 6.4% and as low as negative 12.1% over the past three years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

     The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles and decreased emphasis has adversely affected our results. Although we rely on a test-and-reorder merchandise strategy to minimize our exposure to misjudging fashion tastes and to reduce inventory risks, we cannot assure you that this strategy will continue to be successful. Our failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our brands.

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

     We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional department stores and, to a lesser extent, mass merchandisers. Our market share and results of operations may be adversely impacted by this significant number of competitors. Many of our competitors also are larger and have substantially greater resources than we do.

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

     Our headquarters and distribution centers are located in California, and a substantial number of our stores are located in California and the Southwest. As a result, our business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. Further, a natural disaster or other catastrophic event, such as an earthquake affecting southern California, could significantly disrupt our operations.

Our failure to retain our existing senior management team could adversely affect our business.

     Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing; and, if we were to lose the benefit of this experience, our business could be adversely affected.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-3 through F-34.

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

ITEM 14.     CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of December, 2002.

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

Signature	Title	Date

/s/ BERNARD ZEICHNER Bernard Zeichner	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2002

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2002

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 13, 2002

/s/ W. THOMAS GOULD W. Thomas Gould	Director	December 13, 2002

/s/ ALLAN W. KARP Allan W. Karp	Director	December 13, 2002

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 13, 2002

/s/ DAVID J. ODDI David J. Oddi	Director	December 13, 2002

CERTIFICATIONS

I, Bernard Zeichner, certify that:

1.	I have reviewed this annual report on Form 10-K of Charlotte Russe Holding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ BERNARD ZEICHNER

Bernard Zeichner
Chief Executive Officer

CERTIFICATIONS

I, Daniel T. Carter, certify that:

1.	I have reviewed this annual report on Form 10-K of Charlotte Russe Holding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ DANIEL T. CARTER

Daniel T. Carter
Chief Financial Officer

This Page Left Intentionally Blank

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Charlotte Russe Holding, Inc.

     We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc., at September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 1 and 3 to the consolidated financial statements, effective October 1, 2001, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

San Diego, California
October 18, 2002

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 28,	Sept. 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$13,553,480	$10,031,398
Inventories	33,319,014	23,536,420
Other current assets, net	2,502,201	2,560,153
Deferred tax assets	4,300,000	3,700,000

Total current assets	53,674,695	39,827,971
Fixed assets, net	95,632,346	77,350,576
Goodwill, net	28,790,000	28,790,000
Other assets	1,405,928	1,452,387

Total assets	$179,502,969	$147,420,934

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

	Sept. 28,	Sept. 29,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$24,928,743	$19,607,137
Accounts payable other	5,444,806	4,825,946
Accrued payroll and related expense	2,372,134	1,931,838
Income and sales taxes payable	1,259,525	5,091,687
Other current liabilities	6,752,135	5,928,411

Total current liabilities	40,757,343	37,385,019
Deferred rent	8,376,994	5,574,982
Other liabilities	208,883	269,470
Deferred tax liabilities	1,600,000	2,000,000

Total liabilities	$50,943,220	$45,229,471
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares — 21,210,707 at September 28, 2002 and 20,802,747 at September 29, 2001	212,107	208,028
Additional paid-in capital	43,793,497	40,038,464
Deferred compensation	(171,000)	(372,000)
Retained earnings	84,725,145	62,316,971

Total stockholders’ equity	128,559,749	102,191,463

Total liabilities and stockholders’ equity	$179,502,969	$147,420,934

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Net sales	$409,381,895	$324,825,186	$245,260,066
Cost of goods sold, including buying, distribution and occupancy costs	296,005,383	226,065,816	165,916,833

Gross profit	113,376,512	98,759,370	79,343,233
Selling, general and administrative expenses	76,516,238	63,181,587	46,121,746
Amortization of goodwill	—	827,939	828,384

Operating income	36,860,274	34,749,844	32,393,103
Other income (expense):
Interest income (expense), net	164,062	425,130	(69,937)
Other charges, net	(289,625)	(314,228)	(270,382)

Total other income (expense)	(125,563)	110,902	(340,319)

Income before income taxes and extraordinary item	36,734,711	34,860,746	32,052,784
Income taxes	14,326,537	13,369,995	12,981,378

Income before extraordinary item	22,408,174	21,490,751	19,071,406
Extraordinary loss from early debt retirement	—	—	311,314

Net income	$22,408,174	$21,490,751	$18,760,092

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME — (Continued)

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Basic earnings per share:
Income before extraordinary item	$1.06	$1.04	$0.95

Net income	$1.06	$1.04	$0.93

Diluted earnings per share:
Income before extraordinary item	$0.95	$0.92	$0.83

Net income	$0.95	$0.92	$0.82

Weighted average shares outstanding:
Basic	21,045,318	20,596,177	20,084,139

Diluted	23,693,564	23,427,603	22,844,683

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

	Shares	Amount

Balance at September 25, 1999	18,310,800	$183,108
Initial public offering of stock	1,450,000	14,500
Exercise of warrant by bank	376,180	3,762
Repayment of note receivable	—	—
Stock option transactions, including tax benefits	156,500	1,565
Amortization of deferred compensation	—	—
Issuance of stock under employee stock purchase plan	25,932	259
Net income	—	—

Balance at September 30, 2000	20,319,412	203,194
Public offering of stock	100,000	1,000
Stock option transactions, including tax benefits	359,800	3,599
Amortization of deferred compensation	—	—
Issuance of stock under employee stock purchase plan	23,535	235
Net income	—	—

Balance at September 29, 2001	20,802,747	208,028
Stock option transactions, including tax benefits	388,230	3,882
Amortization and adjustment of deferred compensation	—	—
Issuance of stock under employee stock purchase plan	19,730	197
Stock offering costs	—	—
Net income	—	—

Balance at September 28, 2002	21,210,707	$212,107

Additional		Note		Total
Paid-in	Deferred	Receivable	Retained	Stockholders'
Capital	Compensation	from Officer	Earnings	Equity

$19,448,073	$(660,000)	$(1,000,000)	$22,066,128	$40,037,309
13,519,000	—	—	—	13,533,500
(3,762)	—	—	—	—
—	—	1,000,000	—	1,000,000
785,845	—	—	—	787,410
—	144,000	—	—	144,000
231,314	—	—	—	231,573
—	—	—	18,760,092	18,760,092

33,980,470	(516,000)	—	40,826,220	74,493,884
1,785,000	—	—	—	1,786,000
4,019,237	—	—	—	4,022,836
—	144,000	—	—	144,000
253,757	—	—	—	253,992
—	—	—	21,490,751	21,490,751

40,038,464	(372,000)	—	62,316,971	102,191,463
3,985,370	—	—	—	3,989,252
(93,000)	201,000	—	—	108,000
312,663	—	—	—	312,860
(450,000)	—	—	—	(450,000)
—	—	—	22,408,174	22,408,174

$43,793,497	$(171,000)	$—	$84,725,145	$128,559,749

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Operating Activities
Net income	$22,408,174	$21,490,751	$18,760,092
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization	13,512,560	10,661,193	7,719,040
Deferred rent	2,802,012	1,897,502	1,686,228
Amortization of deferred compensation	108,000	144,000	144,000
Loss on disposal of asset	13,708	282,467	34,759
Extraordinary loss from early debt retirement	—	—	532,160
Deferred income taxes	(1,000,000)	(1,840,000)	790,000
Changes in operating assets
and liabilities:
Inventories	(9,782,594)	(8,509,912)	(3,832,594)
Other current assets	57,952	(444,777)	338,854
Accounts payable trade	5,321,606	6,839,736	874,146
Accounts payable other	618,860	45,938	159,127
Accrued payroll and related expense	440,296	(77,341)	(329,654)
Income and sales taxes payable	(635,091)	4,650,945	1,603,985
Other current liabilities	868,741	1,274,916	(569,246)
Other liabilities	(60,587)	19,445	(76,682)

Net cash provided by operating activities	$34,673,637	$36,434,863	$27,834,215

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Investing Activities
Purchases of fixed assets	(31,719,202)	(33,103,571)	(24,038,529)
Other assets	(42,377)	(58,878)	(132,753)

Net cash used in investing activities	(31,761,579)	(33,162,449)	(24,171,282)
Financing Activities
Payments on capital leases	(45,017)	(79,611)	(368,089)
Payments on notes payable to bank and revolving credit facility	(11,000,000)	(6,300,000)	(22,750,000)
Proceeds from notes payable to bank and revolving credit facility	11,000,000	6,300,000	4,750,000
Repayment of note receivable from officer	—	—	1,000,000
Proceeds from issuance of Common Stock	1,105,041	3,009,243	14,552,483
Stock offering costs	(450,000)	—	—

Net cash provided by (used in) financing activities	610,024	2,929,632	(2,815,606)

Net increase in cash and cash equivalents	3,522,082	6,202,046	847,327
Cash and cash equivalents at beginning of the year	10,031,398	3,829,352	2,982,025

Cash and cash equivalents at end of the year	$13,553,480	$10,031,398	$3,829,352

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

     Description of Business

     The Company operates in one segment, selling clothing and accessories for women through its mall-based retail stores that operate under the names Charlotte Russe, Rampage and Charlotte’s Room. As of September 28, 2002, the Company operated 251 mall-based retail stores in 34 states and Puerto Rico.

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

     The Company’s fiscal year is the 52/53 week period ending on the last Saturday in September. The fiscal year ended September 30, 2000

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     Fiscal Year (Continued)

contained 53 weeks while the fiscal years ended September 28, 2002 and September 29, 2001 each contained 52 weeks.

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

     Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is less. Depreciation expense for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was $13,423,724, $9,744,418 and $6,758,446, respectively.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     Goodwill

     Goodwill represents the excess of the cost over the fair value of net assets acquired by the Company. Prior to fiscal year 2002, goodwill was amortized on a straight-line basis over a 40-year period. The amortization period was determined based upon the following factors, among others: operating history, brand name recognition, merchandising strategy, vendor network, proven portability to new markets and demographics of the junior women’s market. Accumulated amortization for goodwill was $4,127,502 at both September 28, 2002 and September 29, 2001.

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002, which supercedes APB 17, Intangible Assets, and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and other intangibles with indefinite lives are tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company completed its impairment test with no indication of impairment.

     Other Assets

     Other assets in the accompanying balance sheet include intangibles that resulted from the Company’s acquisition of assets from Rampage Retailing Inc. including a license to utilize the Rampage name and other intangibles. This intangible asset is stated at cost and is amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised (see Note 5). Accumulated amortization at September 28, 2002 and September 29, 2001 was $334,912 and $267,928, respectively.

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

     Income Taxes

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

     Impairment of Long-lived Assets

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

     Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). The Company identified one under-performing store and closed this location in fiscal 2001. The impairment loss associated with the closing was recognized in a previous fiscal year not presented.

     Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements — (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation (Continued)

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

     Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 28, 2002 and September 29, 2001.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies (Continued)

     Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Net income was the same as comprehensive income for all periods presented.

     Advertising Costs

     Advertising costs are expensed as incurred and were $680,441, $1,410,816 and $157,733, for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

     Reclassifications

     Certain amounts in the prior years financial statements have been reclassified to conform with the fiscal 2002 presentation.

2. Fixed Assets

     Fixed assets consist of the following:

	Sept. 28,	Sept. 29,
	2002	2001

Leasehold improvements	$90,503,959	$74,645,007
Furniture and fixtures	21,053,245	17,027,076
Equipment and other	21,954,596	11,288,623

	133,511,800	102,960,706
Less accumulated depreciation and amortization	(37,879,454)	(25,610,130)

	$95,632,346	$77,350,576

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

3. Goodwill

     The following table provides the Company’s net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented after taking into account the related tax impact on the portion of expense that is tax deductible:

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Income before extraordinary item	$22,408,174	$21,490,751	$19,071,406
Add back: goodwill amortization	—	827,939	828,384
Related income tax impact	—	(104,651)	(107,359)

Adjusted income before extraordinary item	$22,408,174	$22,214,039	$19,792,431

Net income	$22,408,174	$21,490,751	$18,760,092
Add back: goodwill amortization	—	827,939	828,384
Related income tax impact	—	(104,651)	(107,359)

Adjusted net income	$22,408,174	$22,214,039	$19,481,117

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

3. Goodwill (Continued)

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Basic earning per share:
Income before extraordinary item	$1.06	$1.04	$0.95
Add back: goodwill amortization, net of income tax impact	$0.00	$0.04	$0.04

Adjusted income before extraordinary item	$1.06	$1.08	$0.99

Net income	$1.06	$1.04	$0.93
Add back: goodwill amortization, net of income tax impact	$0.00	$0.04	$0.04

Adjusted net income	$1.06	$1.08	$0.97

Diluted earning per share:
Income before extraordinary item	$0.95	$0.92	$0.83
Add back: goodwill amortization, net of income tax impact	$0.00	$0.03	$0.03

Adjusted income before extraordinary item	$0.95	$0.95	$0.86

Net income	$0.95	$0.92	$0.82
Add back: goodwill amortization, net of income tax impact	$0.00	$0.03	$0.03

Adjusted net income	$0.95	$0.95	$0.85

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

4. Credit Arrangements

     At September 28, 2002, the Company has an unsecured $15.0 million revolving credit agreement. Interest on the revolving facility is payable quarterly at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, at the Company’s option, subject to certain adjustments. All outstanding borrowings under the revolving credit facility are due on the maturity date, December 23, 2004. At September 28, 2002, there was no outstanding debt under the revolving credit facility. The bank credit agreement requires that the Company maintain certain financial ratios and restricts future liens and indebtedness, sales of assets and dividend payments. As of September 28, 2002, the Company is in compliance with the terms of the bank credit agreement.

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

     Pursuant to the terms of the bank credit agreement, the Company can issue up to $5.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 28, 2002 and September 29, 2001, there were outstanding letters of credit in the amount of $3.3 million and $2.3 million, respectively.

5. Commitments

     Leases

     The Company leases its retail stores, distribution centers, and office facilities under various operating leases that expire between 2002 and 2015.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

5. Commitments (Continued)

     Leases (Continued)

Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was $62,035,066, $44,378,390 and $32,341,804, respectively, including $1,617,494, $1,708,916 and $1,343,794, respectively, of contingent rentals.

     The Company had no capital leases at September 28, 2002. The following is a summary of the annual future minimum operating lease commitments as of September 28, 2002:

Operating
Leases

Year ending September:
2003	$46,631,152
2004	47,107,558
2005	46,337,861
2006	44,731,195
2007	43,761,402
Thereafter	158,844,999

Total minimum lease payments	$387,414,167

     License Agreement

     In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. As amended in fiscal 2002, the license fee is calculated as the greater of an annual fee (ranging between $600,000 to $750,000) or a percent of sales at stores operating under the Rampage name (ranging between 0.5% and 1.0%).

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

5. Commitments (Continued)

     License Agreement (Continued)

     The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event we decide to terminate the license agreement prior to the end of the term, we may be required to pay a termination fee as specified in the licensing agreement. License fees incurred during the years ended September 28, 2002, September 29, 2001 and September 30, 2000 were $926,492, $690,587 and $608,439, respectively, and are included in selling, general and administrative expenses.

6. Equity

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

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     Stock Option (Continued)

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

     The Company’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of its initial public offering. The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The option exercise price of each option shall be determined by the compensation committee of the Board of Directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. Subject to adjustment for stock splits and similar events, the total number of shares of Common Stock that can be issued under the 1999 Equity Incentive Plan is 1,250,000 shares. The terms of these options are substantially the same as other options previously issued.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     Stock Options (Continued)

     A summary of the Company’s stock option activity and related information for the plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 25, 1999	1,824,600	$1.80
Granted	270,000	11.19
Cancelled	(10,500)	11.00
Exercised	(156,500)	1.02

Outstanding at September 30, 2000	1,927,600	3.12
Granted	443,000	15.23
Cancelled	(24,600)	9.93
Exercised	(359,800)	2.69

Outstanding at September 29, 2001	1,986,200	5.82
Granted	586,500	11.84
Cancelled	(66,600)	10.27
Exercised	(388,230)	2.04

Outstanding at September 28, 2002	2,117,870	$8.04

Exercisable, September 30, 2000	1,130,800	$1.50
Exercisable, September 29, 2001	1,055,850	$1.83
Exercisable, September 28, 2002	1,028,870	$3.46

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     Stock Options (Continued)

     The following table summarizes information about stock options outstanding as of September 28, 2002:

	Options Outstanding

		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise Prices	Outstanding	Life	Exercise Price

$1.00 - $4.00	889,570	4.14	$1.51
$7.00 -$13.50	1,021,300	8.56	$11.20
$18.90-$27.00	207,000	8.90	$20.47

	Options Exercisable

	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price

$1.00 - $4.00	856,170	$1.43
$7.00 -$13.50	124,600	$10.71
$18.90-$27.00	48,100	$20.81

     The weighted average fair value of options granted was $5.58, $9.35 and $6.89 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

     Deferred compensation relating to options granted prior to the Company’s initial public offering is being amortized ratably over the vesting period of the respective options subject to adjustment for cancellations.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of grant using the minimum value option pricing model. For options granted from October 19, 1999 to September 28, 2002, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing. The following weighted average assumptions were used for those periods:

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Risk free interest rate	4%	6%	6%
Dividend yield	0%	0%	0%
Expected volatility	60%	70%	70%
Weighted average expected life	4 years	5 years	5 years

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

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows:

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Net income as reported	$22,408,174	$21,490,751	$18,760,092
Pro forma net income	$21,036,314	$20,573,751	$17,863,372
Net income per share basic as reported	$1.06	$1.04	$0.93
Pro forma	$1.00	$1.00	$0.89
Net income per share diluted as reported	$0.95	$0.92	$0.82
Pro forma	$0.89	$0.88	$0.78

     Stock Purchase Plan

     On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock for employee purchase through payroll deductions at 85% of fair market value. All employees of the Company who have completed at least six months of employment and work at least 20 hours per week, are eligible to participate, except for employees who own Common Stock or options on such Common Stock which represents 5% or more of the Company. There were 19,730 and 23,535 shares issued under the Plan during the years ended September 28, 2002 and September 29, 2001, respectively.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

6. Equity (Continued)

     Warrants

     In conjunction with the issuance of two senior subordinated note agreements with affiliated investors that were paid off in June 1999, the Company issued warrants to purchase 1,964,410 shares of Common Stock at $1.00 per share.

     The number of shares of Common Stock issuable under these warrants was increased by an aggregate of 1,030 shares pursuant to certain anti-dilution provisions. The warrants are fully exercisable and expire on September 27, 2006.

     Shares Reserved for Future Issuance

	Sept. 28,	Sept. 29,
	2002	2001

Warrants issued and outstanding	1,965,440	1,965,440
Stock options issued and outstanding	2,117,870	1,986,200
Common shares authorized for future stock option grants	26,200	568,100
Shares authorized for issuance under Employee Stock Purchase Plan	280,803	300,533

Shares reserved for future issuance	4,390,313	4,820,273

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Income Taxes

     Income taxes consist of the following:

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Current:
Federal	$13,066,537	$12,853,895	$10,437,978
State	2,050,000	2,240,000	1,813,000

	15,116,537	15,093,895	12,250,978
Deferred:
Federal	(680,000)	(1,456,600)	603,900
State	(110,000)	(267,300)	126,500

	(790,000)	(1,723,900)	730,400

	$14,326,537	$13,369,995	$12,981,378

     A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Tax at U.S statutory rates	$12,857,149	$12,201,261	$11,218,474
State income taxes, net of federal tax benefit	1,253,572	1,343,707	1,260,476
Non-deductible expenses	36,229	223,295	266,493
Other, net	179,587	(398,268)	235,935

	$14,326,537	$13,369,995	$12,981,378

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

7. Income Taxes (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Sept. 28,	Sept. 29,
	2002	2001

Deferred tax assets:
Inventory	$1,891,750	$1,581,945
Deferred rent	3,371,740	2,281,840
Employee benefit programs	467,044	276,928
State income taxes	196,000	339,500
Other accrued expenses	1,824,861	1,599,787

Total deferred tax assets	7,751,395	6,080,000
Deferred tax liabilities:
Tax over book depreciation	(3,854,378)	(3,417,044)
Intangibles	(1,197,017)	(962,956)

Total deferred tax liabilities	(5,051,395)	(4,380,000)

Net deferred tax assets	$2,700,000	$1,700,000

8. Supplemental Cash Flows Disclosures

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000
Income tax benefit of stock option transactions	$3,197,071	$3,053,585	$627,160
Cash paid during the year for:
Interest	$39,447	$33,800	$348,142
Income taxes	$15,955,371	$9,998,757	$6,636,600

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

9. Related Party Transactions

     The Company, its CEO and two funds managed by Saunders, Karp & Megrue Partners, LLC (“SKM”), have entered into a stockholders agreement. This agreement provides that: (1) as long as SKM owns more than 25% but less than 50% of the Company’s outstanding shares, they will have the right to nominate three directors, and (2) as long as SKM owns at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors.

     The stockholders agreement grants the Company’s CEO certain tag along rights in the event of a private sale by SKM of their shares of Common Stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to SKM and piggyback registration rights to the CEO. The Company is responsible for certain costs of registered offerings in which shares are sold by SKM and our CEO. Costs attributable to shares sold by SKM and our CEO were $450,000, $462,000 and $588,000, for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. Given the historical nature of this obligation, these costs are treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

     The Company expensed a management fee of $250,000 to SKM during each of the three years in the period ended September 28, 2002. This fee terminates at any time when SKM owns less than 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants.

     For the years ended September 28, 2002, September 29, 2001 and September 30, 2000, the Company purchased approximately $664,000, $681,000 and $275,000, respectively, of merchandise from a company primarily owned by family members of one of the Company’s officers.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

10. Employee Savings Plan

     The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were $89,500, $80,000 and $65,000 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

11. Earnings Per Share

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Net income	$22,408,174	$21,490,751	$18,760,092
Income before extraordinary item	$22,408,174	$21,490,751	$19,071,406
Income before extraordinary item per share:
Basic	$1.06	$1.04	$0.95
Effect of dilutive stock options	(0.03)	(0.04)	(0.04)
Effect of dilutive warrants	(0.08)	(0.08)	(0.08)

Diluted	$0.95	$0.92	$0.83

Earnings per share:
Basic	$1.06	$1.04	$0.93
Effect of dilutive stock options	(0.03)	(0.04)	(0.04)
Effect of dilutive warrants	(0.08)	(0.08)	(0.07)

Diluted	$0.95	$0.92	$0.82

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements — (Continued)

11. Earnings Per Share (Continued)

	Years Ended

	Sept. 28,	Sept. 29,	Sept. 30,
	2002	2001	2000

Weighted average number of shares:
Basic	21,045,318	20,596,177	20,084,139
Effect of dilutive stock options	785,434	955,628	924,140
Effect of dilutive warrants	1,862,812	1,875,798	1,836,404

Diluted	23,693,564	23,427,603	22,844,683

EXHIBIT INDEX

(a)	Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit	Description

2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)

10.2	Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc. and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as Guarantor, in favor of BankBoston, N.A. as Agent (Exhibit 10.2 to Form 10-Q filed on February 8, 2000)

10.3	Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P. and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.9	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.13	Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.14	Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

10.15	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.16	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.18	Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

10.19	Amendment No. 2 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.19 to Form 10-K filed on December 12, 2001)

10.20	Employment Agreement by and between Charlotte Russe Holding, Inc. and Harriet A. Bailiss-Sustarsic dated October 16, 2001(Exhibit 10.20 to Form 10-K filed on December 12, 2001)

10.21	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 20, 2001(Exhibit 10.21 to Form 10-K filed on December 12, 2001)

10.22	Employment Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated October 11, 2001(Exhibit 10.22 to Form 10-K filed on December 12, 2001)

Exhibit	Description

10.23	Employment Agreement by and between Charlotte Russe Holding, Inc. and R. Tina Kernohan dated August 29, 2001(Exhibit 10.23 to Form 10-K filed on December 12, 2001)

10.24	Amendment #1 to Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.24 to Form 10-K filed on December 13, 2001)

10.25	Amendment #2 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.25 to Form 10-Q filed on April 19, 2002)

10.26	Amendment #3 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent*

10.27	Amendment #1 to License Agreement, dated September 30, 1997, by and between Rampage Clothing Company and Charlotte Russe, Inc.*

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Ernst & Young LLP*

24	Power of Attorney (See Signature Page)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit	Description

(b)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.