Form 10-Q
period 2002-12-28
CHARLOTTE RUSSE HOLDING INC
filed 2003-02-06
CIK 1092006

As filed with the Securities and Exchange Commission on February 6, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2002

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

          COMMON STOCK, par value $0.01 per share, number of shares outstanding as of February 3, 2003: 21,236,695 shares.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 28,	September 28,
	2002	2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,908,075	$13,553,480
Inventories	25,178,317	33,319,014
Other current assets, net	4,360,231	2,502,201
Deferred tax assets	4,300,000	4,300,000

Total current assets	66,746,623	53,674,695
Fixed assets, net	96,058,857	95,632,346
Goodwill, net	28,790,000	28,790,000
Other assets	1,324,481	1,405,928

Total assets	$192,919,961	$179,502,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$19,881,141	$24,928,743
Accounts payable other	3,859,756	5,444,806
Accrued payroll and related expense	4,359,648	2,372,134
Income and sales taxes payable	7,464,888	1,259,525
Other current liabilities	10,568,403	6,752,135

Total current liabilities	46,133,836	40,757,343
Deferred rent	8,886,739	8,376,994
Other liabilities	223,883	208,883
Deferred tax liabilities	1,600,000	1,600,000

Total liabilities	56,844,458	50,943,220
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,222,107 at December 28, 2002 and 21,210,707 at September 28, 2002	212,221	212,107
Additional paid-in capital	43,836,682	43,793,497
Deferred compensation	(144,000)	(171,000)
Retained earnings	92,170,600	84,725,145

Total stockholders’ equity	136,075,503	128,559,749

Total liabilities and stockholders’ equity	$192,919,961	$179,502,969

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net sales	$133,328,636	$111,938,118
Cost of goods sold, including buying, distribution and occupancy costs	96,736,973	79,645,559

Gross profit	36,591,663	32,292,559
Selling, general and administrative expenses	24,332,307	20,017,649

Operating income	12,259,356	12,274,910
Other income (expense):
Interest income, net	8,807	1,508
Other charges, net	(62,499)	(78,296)

Total other expense	(53,692)	(76,788)

Income before income taxes	12,205,664	12,198,122
Income taxes	4,760,209	4,818,258

Net income	$7,445,455	$7,379,864

Earnings per share:
Basic	$0.35	$0.35

Diluted	$0.32	$0.31

Weighted average shares outstanding:
Basic	21,215,219	20,826,581

Diluted	23,513,112	23,501,186

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2002	2001

Operating Activities
Net income	$7,445,455	$7,379,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,900,720	3,178,833
Deferred rent	509,745	664,927
Amortization of deferred compensation	27,000	27,000
Loss on disposal of asset	163,660	23,745
Deferred income taxes	—	(100,000)
Changes in operating assets and liabilities:
Inventories	8,140,697	7,414,198
Other current assets	(1,858,030)	(362,677)
Accounts payable trade	(5,047,602)	(5,745,360)
Accounts payable other	(1,585,050)	(3,076,682)
Accrued payroll and related expense	1,987,514	1,890,267
Income and sales taxes payable	6,216,162	2,800,516
Other current liabilities	3,816,268	3,645,674
Other liabilities	15,000	14,999

Net cash provided by operating activities	23,731,539	17,755,304
Investing Activities
Purchases of fixed assets	(4,468,682)	(7,268,050)
Other assets	59,238	(28,590)

Net cash used in investing activities	(4,409,444)	(7,296,640)
Financing Activities
Payments on capital leases	—	(20,066)
Proceeds from issuance of common stock	32,500	90,301

Net cash provided by financing activities	32,500	70,235

Net increase in cash and cash equivalents	19,354,595	10,528,899
Cash and cash equivalents at beginning of the period	13,553,480	10,031,398

Cash and cash equivalents at end of the period	$32,908,075	$20,560,297

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Interim Financial Statements

     The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements as of September 28, 2002.

     Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 28, 2002 are not necessarily indicative of the results of a full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 28, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Net Income Per Common Share

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net income	$7,445,455	$7,379,864
Earnings per share:
Basic	$0.35	$0.35
Effect of dilutive stock options	(0.01)	(0.01)
Effect of dilutive warrants	(0.02)	(0.03)

Diluted	$0.32	$0.31

Weighted average number of shares:
Basic	21,215,219	20,826,581
Effect of dilutive stock options	506,711	832,527
Effect of dilutive warrants	1,791,182	1,842,078

Diluted	23,513,112	23,501,186

3. Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

and Infrequently Occurring Events and Transactions”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company adopted the new standard on September 29, 2002, the beginning of Fiscal 2003. Adoption of SFAS 144 did not have a material impact on the Company’s operating results and financial position

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002. The Company is evaluating strategic alternatives for the Charlotte’s Room concept. No decision has been made yet, but should the Company decide to exit this concept, these rules would apply.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s second quarter of fiscal year 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has not yet completed the final evaluation of the options presented by SFAS 148.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2002.

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

	Three Months Ended

	Dec. 28,	Dec. 29,
	2002	2001

Net sales	100.0%	100.0%
Cost of goods sold	72.6	71.1

Gross profit	27.4	28.9
Selling, general and administrative expenses	18.2	17.9

Operating income	9.2	11.0
Interest income, net	0.0	0.0
Other charges, net	0.0	(0.1)

Income before income taxes	9.2	10.9
Income taxes	3.6	4.3

Net income	5.6%	6.6%

Number of stores open at end of period	268	212

Three Months Ended December 28, 2002 Compared to the Three Months Ended December 29, 2001

     Net Sales. Our net sales increased to $133.3 million from $111.9 million, an increase of $21.4 million, or 19.1%, over the same period last year. This increase reflects $17.9 million of additional net sales from the 17 new stores opened during the three months ended December 28, 2002, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 3.6% decrease in comparable store sales, which resulted in decreased sales of $3.5 million compared to the same period in the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $36.6 million from $32.3 million, an increase of $4.3 million, or 13.3%, over the same period last year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 27.4% from 28.9%. The decrease as a percentage of net sales was principally due to higher markdown expenses, higher occupancy expenses and incremental fixed expenses associated with operations of the Ontario, California distribution center that opened in April 2002.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $24.3 million from $20.0 million, an increase of $4.3 million, or 21.6%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 18.2% from 17.9%, primarily due to increased store payroll expense.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2002.

     Net Income. Our net income remained constant at $7.4 million. The increase in gross margin was offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to the rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of December 28, 2002, we had working capital of approximately $20.6 million which included cash and cash equivalents of $32.9 million.

     Net cash provided by operations was $23.7 million for the three months ended December 28, 2002 compared with $17.8 million during the three months ended December 29, 2001. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances, specifically the timing of income tax payments, and the increase in inventories net of related trade payables. Net cash used in investing activities was $4.4 million for the three months ended December 28, 2002 compared with $7.3 million in the three months ended December 29, 2001. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

     In the three months ended December 28, 2002 and December 29, 2001, we opened 17 and 24 new stores, respectively. During fiscal 2003, we plan to open at least 75 new Charlotte Russe and Rampage stores. We anticipate that total capital expenditures during fiscal 2003 will be approximately $35.0 million. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

     Net cash provided by financing activities was $32,500 for the three months ended December 28, 2002 compared with $70,200 for three months ended December 29, 2001. Financing activities primarily represent the proceeds of stock option exercises.

     We believe that cash generated from operations, our current cash balances and funds available under our revolving credit facility will be sufficient to fund our store expansion program and working capital requirements for at least the next 12 months.

LETTERS OF CREDIT

     Pursuant to the terms of the unsecured revolving credit facility, the Company can issue up to $5.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at December 28, 2002 totaled approximately $3.5 million, including $0.7 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

     The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of December 28, 2002:

		Payments Due by Period

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	one year	years	years	5 years

		(dollars in thousands)
Operating Leases	$392,116	$48,768	$96,513	$91,397	$155,438
Other long-term obligations	7,500	750	1,500	1,500	3,750

Total Contractual Obligations	$399,616	$49,518	$98,013	$92,897	$159,188

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

     Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all such units. We utilize the retail method of accounting for our inventory valuation that inherently reduces the inventories’ carrying value as markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. Management estimates the markdown reserve based on several factors, including but not limited to, merchandise quantities, historical markdown percentages, and seasonal merchandise and future merchandise plans. If future demand or merchandise markdowns are more or less favorable than those projected by management, additional inventory adjustments may be required.

     The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

     We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time. Should the business prospects for our company or stores deteriorate, write downs of these assets might be required. We are also reviewing alternatives for our Charlotte’s Room test concept which has not yet achieved internal expectations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. The Company adopted the new standard on September 29, 2002, the beginning of Fiscal 2003. Adoption of SFAS 144 did not have a material impact on the Company’s operating results and financial position

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002. The Company is evaluating strategic alternatives for the Charlotte’s Room concept. No decision has been made yet, but should the Company decide to exit this concept, these rules would apply.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s second quarter of fiscal year 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has not yet completed the final evaluation of the options presented by SFAS 148.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 28, 2002, we had no borrowings against our credit facility. However, we may borrow funds under our revolving credit facility as needed.

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

     We believe market risk is immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

Unregistered Sales of Securities

     None.

Dividends

     We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the revolving credit facility, dividends and distributions are restricted to $5.0 million or less in any fiscal year, of which up to $2.5 million may be cash dividends paid on a non-cumulative basis, and capital stock redemptions are limited to $12.0 million in any fiscal year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports were filed on Form 8-K during the quarter with which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 6th day of February, 2003.

CHARLOTTE RUSSE HOLDING, INC

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Bernard Zeichner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charlotte Russe Holding, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ BERNARD ZEICHNER Bernard Zeichner Chief Executive Officer

CERTIFICATIONS

I, Daniel T. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charlotte Russe Holding, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ DANIEL T. CARTER Daniel T. Carter Chief Financial Officer