Form 10-Q
period 2003-03-29
CHARLOTTE RUSSE HOLDING INC
filed 2003-04-21
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 21, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of April 17, 2003: 21,236,695 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I.  FINANCIAL INFORMATION

		Page

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 29, 2003
	(unaudited) and September 28, 2002	2
	Consolidated Statements of Operations (unaudited) for
	the three and six months ended March 29, 2003 and
	March 30, 2002	3
	Consolidated Statements of Cash Flows (unaudited) for
	the three and six months ended March 29, 2003 and
	March 30, 2002	4
	Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4	CONTROLS AND PROCEDURES	14
	PART II. OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	15
ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	15

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 29,	September 28,
	2003	2002

	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$17,693,575	$13,553,480
Inventories	34,683,377	33,319,014
Other current assets	8,043,762	2,502,201
Deferred tax assets	4,600,000	4,300,000

Total current assets	65,020,714	53,674,695
Fixed assets, net	95,279,658	95,632,346
Goodwill, net	28,790,000	28,790,000
Other assets	1,371,281	1,405,928

Total assets	$190,461,653	$179,502,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$26,583,438	$24,928,743
Accounts payable other	4,049,522	5,444,806
Accrued payroll and related expense	2,319,539	2,372,134
Income and sales taxes payable	1,579,560	1,259,525
Other current liabilities	10,243,571	6,752,135

Total current liabilities	44,775,630	40,757,343
Deferred rent	9,066,299	8,376,994
Other liabilities	282,777	208,883
Deferred tax liabilities	5,000,000	1,600,000

Total liabilities	59,124,706	50,943,220

Commitments

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,236,695 at March 29, 2003 and 21,210,707 at September 28, 2002	212,367	212,107
Additional paid-in capital	43,978,905	43,793,497
Deferred compensation	(117,000)	(171,000)
Retained earnings	87,262,675	84,725,145

Total stockholders’ equity	131,336,947	128,559,749

Total liabilities and stockholders’ equity	$190,461,653	$179,502,969

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$93,098,703	$86,069,774	$226,427,339	$198,007,892
Cost of goods sold, including buying, distribution and occupancy costs	74,841,538	63,240,942	171,578,511	142,886,501

Gross profit	18,257,165	22,828,832	54,848,828	55,121,391
Selling, general and administrative expenses	20,762,893	17,198,466	45,095,200	37,216,115
Store closing costs	5,500,000	—	5,500,000	—

Operating income(loss)	(8,005,728)	5,630,366	4,253,628	17,905,276
Other income(expense):
Interest income, net	22,598	82,207	31,405	83,715
Other charges, net	(62,649)	(70,260)	(125,148)	(148,556)

Total other income(expense)	(40,051)	11,947	(93,743)	(64,841)

Income(loss) before income taxes	(8,045,779)	5,642,313	4,159,885	17,840,435
Income taxes(benefit)	(3,137,854)	2,139,511	1,622,355	6,957,769

Net income(loss)	$(4,907,925)	$3,502,802	$2,537,530	$10,882,666

Earnings(loss) per share:
Basic	$(0.23)	$0.17	$0.12	$0.52

Diluted	$(0.23)	$0.15	$0.11	$0.46

Weighted average shares outstanding:
Basic	21,236,375	20,948,770	21,225,797	20,887,675

Diluted	21,236,375	23,699,708	23,494,120	23,607,835

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Operating Activities
Net income(loss)	$(4,907,925)	$3,502,802	$2,537,530	$10,882,666
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,909,443	3,205,925	7,810,163	6,384,758
Deferred rent	179,560	723,542	689,305	1,388,468
Amortization of deferred compensation	27,000	27,000	54,000	54,000
Loss on impairment and disposal of assets	3,072,136	—	3,235,796	23,745
Deferred income taxes	3,100,000	(300,000)	3,100,000	(400,000)
Changes in operating assets and liabilities:
Inventories	(9,505,060)	(9,064,914)	(1,364,363)	(1,650,715)
Other current assets	(3,683,531)	1,021	(5,541,561)	(361,656)
Accounts payable trade	6,702,297	9,317,888	1,654,695	3,572,528
Accounts payable other	189,766	1,599,141	(1,395,284)	(1,477,541)
Accrued payroll and related expense	(2,040,109)	(1,152,840)	(52,595)	737,427
Income and sales taxes payable	(5,874,529)	(4,211,567)	341,633	(1,411,051)
Other current liabilities	(324,832)	(1,544,774)	3,491,436	2,100,900
Other liabilities	58,894	(105,586)	73,894	(90,587)

Net cash provided by (used in) operating activities	(9,096,890)	1,997,638	14,634,649	19,752,942
Investing Activities
Purchases of fixed assets	(6,203,399)	(11,793,473)	(10,672,081)	(19,061,523)
Other assets	(45,781)	10,026	13,457	(18,564)

Net cash used in investing activities	(6,249,180)	(11,783,447)	(10,658,624)	(19,080,087)
Financing Activities
Payments on capital leases	—	(24,951)	—	(45,017)
Proceeds from notes payable to bank	—	—	—	11,000,000
Payments on notes payable to bank	—	—	—	(11,000,000)
Proceeds from issuance of common stock	131,570	782,695	164,070	872,996

Net cash provided by financing activities	131,570	757,744	164,070	827,979

Net increase (decrease) in cash and cash equivalents	(15,214,500)	(9,028,065)	4,140,095	1,500,834
Cash and cash equivalents at beginning of the period	32,908,075	20,560,297	13,553,480	10,031,398

Cash and cash equivalents at end of the period	$17,693,575	$11,532,232	$17,693,575	$11,532,232

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

     Due to the seasonal nature of the Company’s business, the results of operations for the six month period ended March 29, 2003 are not necessarily indicative of the results of a full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 28, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2002.

2.  Net Income(Loss) Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the following table reconciles income(loss) and share amounts utilized to calculate basic and diluted net income(loss) per common share.

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net income(loss)	$(4,907,925)	$3,502,802	$2,537,530	$10,882,666

Earnings(loss) per share:
Basic	$(0.23)	$0.17	$0.12	$0.52
Effect of dilutive stock options	—	(0.01)	0.00	(0.02)
Effect of dilutive warrants	—	(0.01)	(0.01)	(0.04)

Diluted	$(0.23)	$0.15	$0.11	$0.46

Weighted average number of shares:
Basic	21,236,375	20,948,770	21,225,797	20,887,675
Effect of dilutive stock options	—	878,220	487,439	860,590
Effect of dilutive warrants	—	1,872,718	1,780,884	1,859,570

Diluted	21,236,375	23,699,708	23,494,120	23,607,835

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

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions were effective for the Company beginning with the Company’s second quarter of fiscal year 2003.

4.  Store Closing Costs

     During the second quarter of fiscal 2003, the Company decided to exit the Charlotte’s Room concept and initiated the closing process for the 10 Charlotte’s Room stores, which it expects to complete by the end of the current fiscal year. In accordance with SFAS 146, the company recorded a liability of $2.6 million which is shown in the store closing costs line item of the accompanying statement of operations. The following chart provides a detail of each major cost associated with the closing activity:

	Expected to	Incurred	Incurred
Description	be incurred	current period	to date

Contract termination costs	$1,787,100	$96,500	$96,500
Employee termination	100,000	—	—
Other associated costs	712,900	—	—

Store closing costs	$2,600,000	$96,500	$96,500

A reconciliation of the liability balance for the quarter is as follows:

	Beginning	Current	Costs
	reserve	period	paid or	Other	Ending
Description	balance	expense	settled	adjustments	reserve

Contract termination costs	—	$1,787,100	$96,500	—	$1,690,600
Employee termination	—	100,000	—	—	100,000
Other associated costs	—	712,900	—	—	712,900

Store closing costs	—	$2,600,000	$96,500	—	$2,503,500

     In accordance with SFAS 144, an impairment charge of $2.9 million was also recorded during the second quarter of fiscal 2003. The impairment charge reflects the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value is not currently anticipated to be recoverable through future cash flows. The provision for the asset impairment is shown in the accompanying statement of operations in the store closing costs line item.

5.  Stock Based Compensation

     The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. The company did not grant any significant stock options during the first half of fiscal 2003. In accordance with SFAS 148 the following pro-forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of the grant using the minimum value option pricing model. For options granted from October 19, 1999 to September 28, 2002, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing. The following weighted average assumptions were used for those periods:

	Years Ended

	Sept. 28,	Sept. 29,
	2002	2001

Risk free interest rate	4%	6%
Dividend yield	0%	0%
Expected volatility	60%	70%
Weighted average expected life	4 years	5 years

     The minimum value option pricing model is similar to the Black-Scholes option valuation model that was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows:

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net income(loss) as reported	$(4,907,925)	$3,502,802	$2,537,530	$10,882,666
SFAS 123 expense	343,118	342,965	686,235	685,930

Pro forma net income(loss)	$(5,251,043)	$3,159,837	$1,851,295	$10,196,736
Net Income(loss) per share basic as reported	$(0.23)	$0.17	$0.12	$0.52
Pro forma	$(0.25)	$0.15	$0.09	$0.49
Net income(loss) per share diluted as reported	$(0.23)	$0.15	$0.11	$0.46
Pro forma	$(0.25)	$0.13	$0.08	$0.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.4	73.5	75.8	72.2

Gross profit	19.6	26.5	24.2	27.8
Selling, general and administrative expenses	22.3	19.9	19.9	18.8
Store closing costs	5.9	0.0	2.4	0.0

Operating income(loss)	(8.6)	6.6	1.9	9.0
Interest income, net	0.0	0.1	0.0	0.1
Other charges, net	0.0	(0.1)	(0.1)	(0.1)

Income(loss) before income taxes	(8.6)	6.6	1.8	9.0
Income taxes(benefit)	(3.3)	2.5	0.7	3.5

Net income(loss)	(5.3)%	4.1%	1.1%	5.5%

Number of stores open at end of period	280	224	280	224

Three Months Ended March 29, 2003 Compared to the Three Months Ended March 30, 002

     Net Sales. Our net sales increased to $93.1 million from $86.1 million, an increase of $7 million, or 8.2%, over the prior fiscal year. This increase reflects $16.7 million of additional net sales from the 12 new stores opened during the three months ended March 29, 2003, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 11.6% decrease in our comparable store sales, which resulted in decreased sales of $9.7 million compared to the same period last year. We believe net sales during the three months ended March 29, 2002 were negatively affected by Easter occurring three weeks later than in the prior fiscal year, although sales trends for the first two weeks of April have not shown the level of sales shift previously anticipated.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $18.3 million from $22.8 million, a decrease of $4.5 million, or 20%, from the same period last year. This decrease was the result of decreased gross profit margins despite higher net sales. As a percentage of net sales, gross profit decreased to 19.6% from 26.5%. The decrease as a percentage of net sales was principally due to higher markdown expenses, higher occupancy expenses and incremental fixed expenses associated with operations of the Ontario, California distribution center that opened in April 2002.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $20.8 million from $17.2 million, an increase of $3.6 million, or 20.7%, over the same period last year. This increase was attributable to new store expansion. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% from 20.0%, primarily due to increased store payroll expense.

     Store Closing Costs. Store closing costs of $5.5 million are attributable to the closing of the Charlotte’s Room test concept for which there was no similar charge in the prior year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2002.

     Net Income(Loss). Net loss was $4.9 million as compared to income of $3.5 million for the same period last year. This decrease of $8.4 million, or 240.1%, was primarily due to store closing costs, the decrease in gross profit and the increase in selling, general and administrative expenses.

Six Months Ended March 29, 2003 Compared to the Six Months Ended March 30, 2002

     Net Sales. Our net sales increased to $226.4 million from $198.0 million, an increase of $28.4 million, or 14.4%, over the same period last year. This increase reflects $41.6 million of additional net sales from the 29 new stores opened during the six months ended March 29, 2003, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 7.2% decrease in our comparable store sales, which resulted in decreased sales of $13.2 million compared to the prior fiscal year. We believe net sales during the six months ended March 29, 2003 were negatively affected by Easter occurring three weeks later than in the prior fiscal year.

     Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $54.8 million from $55.1 million, a decrease of $0.3 million, or 0.5%, from the same period last year. This decrease was the result of decreased gross profit margins despite higher net sales. As a percentage of net sales, gross profit decreased to 24.2% from 27.8%. The decrease as a percentage of net sales was principally due to higher markdown expenses and higher occupancy expenses

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $45.1 million from $37.2 million, an increase of $7.9 million, or 21.1%, over the same period last year. This increase was attributable to new store expansion. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% from 18.8%, primarily due to increased store payroll expense.

     Store Closing Costs. Store closing costs of $5.5 million are attributable to the closing of the Charlotte’s Room test concept for which there was no similar charge in the prior year.

     Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

     Net Income. Our net income decreased to $2.5 million from $10.9 million, a decrease of $8.4 million, or 76.7%, from the same period last year. This decrease was primarily due to store closing costs and the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of March 29, 2003, we had net working capital of approximately $20.2 million which included cash and cash equivalents of $17.7 million.

     Net cash provided by operations was $14.6 million for the six months ended March 29, 2003 compared with $19.8 million during the six months ended March 30, 2002. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances. Net cash used in investing activities was $10.7 million for the six months ended March 29, 2003 compared with $19.1 million during the six months ended March 30, 2002. Cash used in investing activities for the period primarily represents capital expenditures for store openings, store remodelings and fixtures.

     In the six months ended March 29, 2003 and March 30, 2002, we opened 29 and 36 new stores, respectively. During fiscal 2003, we plan to open at least 75 new Charlotte Russe and Rampage stores. We anticipate that total capital expenditures during fiscal 2003 will approximate $33.0 million. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

     Net cash provided by financing activities was $0.2 million for the six months ended March 29, 2003 compared with $0.8 million during the six months ended March 30, 2002. Financing activities primarily represent the proceeds of stock option exercises.

     Effective February 28, 2003, we obtained a $25.0 million unsecured revolving line of credit with Bank of America, N.A. to replace a previous $15.0 million facility. The new facility expires on March 1, 2006 and is subject to certain restrictions and covenants.

     We believe that cash generated from operations, our current cash balances and funds available under our revolving credit facility will be sufficient to fund our store expansion program and working capital requirements for at least the next 12 months.

LETTERS OF CREDIT

     Pursuant to the terms of the new unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at March 29, 2003 totaled approximately $3.7 million, including $3.3 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

     The Company’s commitment to make future payments under long-term contractual obligations at March 29, 2003 was as follows:

	Payments Due by Period

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	One year	years	years	5 years

	(dollars in thousands)
Operating Leases	$388,653	$49,969	$98,221	$91,637	$148,826
Purchase Obligations	12,475	12,475	—	—	—
Other Long-term Obligations	7,313	750	1,500	1,500	3,563

Total Contractual Obligations	$408,441	$63,194	$99,721	$93,137	$152,389

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

     Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all such units. We utilize the retail method of accounting for our inventory valuation that inherently reduces the inventories’ carrying value as markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. Management estimates the markdown reserve based on several factors, including but not limited to, merchandise quantities, historical markdown percentages, and seasonal merchandise and future merchandise plans. If future demand or merchandise markdowns are less favorable than those projected by management, additional inventory adjustments may be required.

     The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

     We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts might not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the current quarter we recorded an impairment charge of $2.9 million related to the closure of our ten Charlotte’s Room test stores, and no other stores are contemplated for closure at this time. Should the business prospects for our company or stores deteriorate, write downs of other assets might be required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the new standard on September 29, 2002, the beginning of fiscal 2003. A charge of $2.9 million was recorded for the quarter and six months ended March 29, 2003 for the impairment of assets related to the Charlotte’s Room concept.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002. A charge of $2.6 million was recorded for the quarter and six months ended March 29, 2003 related to the closure of the Charlotte’s Room concept.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The interim disclosure requirements were implemented for the quarter ended March 29, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $25.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of operations and our cash flows may be impacted by changes in interest rates. As of March 29, 2003, there was no amount outstanding under the revolving credit facility.

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

     An annual meeting of stockholders was held on February 11, 2003. The following directors were re-elected, each having received no less than 17,389,345 votes in favor, or 81.8% of the votes cast: Messrs. Del Rossi, Gould, Karp, Mogil, Oddi and Zeichner.

     The proposal to increase by 1,000,000 shares the aggregate number of shares available for issuance under the Company’s 1999 Equity Incentive Plan was approved, receiving 16,370,938 votes in favor, or 82.4% of the votes cast.

ITEM 5.	OTHER INFORMATION

     Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.28	Business Loan Agreement, dated as of February 28, 2003, between Bank of America, N.A and Charlotte Russe, Inc.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 17, 2003, containing a copy of the Company’s press release dated April 17, 2003 titled “Charlotte Russe Announces Second Quarter Results”.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 21st day of April, 2003.

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

Date: April 21, 2003

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

Date: April 21, 2003

/s/ DANIEL T. CARTER

Daniel T. Carter
Chief Financial Officer