Form 10-Q
period 2003-06-28
CHARLOTTE RUSSE HOLDING INC
filed 2003-07-17
CIK 1092006

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 17, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, par value $0.01 per share, number of shares outstanding as of July 14, 2003: 21,250,582 shares.

CHARLOTTE RUSSE HOLDING, INC.

PART I. FINANCIAL INFORMATION

i

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	September 28, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,458,738	$13,553,480
Inventories	29,060,922	33,319,014
Other current assets	7,990,509	2,502,201
Deferred tax assets	4,900,000	4,300,000

Total current assets	59,410,169	53,674,695
Fixed assets, net	95,779,722	95,632,346
Goodwill	28,790,000	28,790,000
Other assets	1,329,749	1,405,928

Total assets	$185,309,640	$179,502,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$15,838,838	$24,928,743
Accounts payable other	5,192,540	5,444,806
Accrued payroll and related expense	3,792,170	2,372,134
Income and sales taxes payable	1,562,685	1,259,525
Other current liabilities	9,561,819	6,752,135

Total current liabilities	35,948,052	40,757,343
Deferred rent	9,206,469	8,376,994
Other liabilities	297,777	208,883
Deferred tax liabilities	5,700,000	1,600,000

Total liabilities	51,152,298	50,943,220
Commitments
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,238,695 at June 28, 2003 and 21,210,707 at September 28, 2002	212,387	212,107
Additional paid-in capital	43,999,022	43,793,497
Deferred compensation	(90,000)	(171,000)
Retained earnings	90,035,933	84,725,145

Total stockholders’ equity	134,157,342	128,559,749

Total liabilities and stockholders’ equity	$185,309,640	$179,502,969

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$107,185,543	$101,956,349	$333,612,882	$299,964,241
Cost of goods sold, including buying, distribution and occupancy costs	80,893,361	74,060,688	252,471,872	216,947,189

Gross profit	26,292,182	27,895,661	81,141,010	83,017,052
Selling, general and administrative expenses	21,715,953	18,604,917	66,801,153	55,821,032
Store closing costs	—	—	5,500,000	—

Operating income	4,576,229	9,290,744	8,839,857	27,196,020
Other income(expense):
Interest income, net	26,059	13,335	57,464	97,050
Other charges, net	(55,964)	(62,500)	(191,112)	(211,056)

Total other expense	(29,905)	(49,165)	(133,648)	(114,006)

Income before income taxes	4,546,324	9,241,579	8,706,209	27,082,014
Income taxes	1,773,066	3,604,217	3,395,421	10,561,986

Net income	$2,773,258	$5,637,362	$5,310,788	$16,520,028

Earnings per share:
Basic	$0.13	$0.27	$0.25	$0.79

Diluted	$0.12	$0.24	$0.23	$0.70

Weighted average shares outstanding:
Basic	21,237,310	21,193,883	21,229,635	20,989,745

Diluted	23,462,555	23,877,320	23,480,988	23,704,176

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Operating Activities
Net income	$2,773,258	$5,637,362	$5,310,788	$16,520,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,101,960	3,627,878	11,912,123	10,012,636
Deferred rent	140,170	791,256	829,475	2,179,725
Amortization of deferred compensation	27,000	27,000	81,000	81,000
Loss on impairment and disposal of assets	12,042	(1)	3,247,838	23,744
Deferred income taxes	400,000	(400,000)	3,500,000	(800,000)
Changes in operating assets and liabilities:
Inventories	5,622,455	(3,798,016)	4,258,092	(5,448,732)
Other current assets	53,253	(574,339)	(5,488,308)	(935,995)
Accounts payable trade	(10,744,600)	(258,254)	(9,089,905)	3,314,274
Accounts payable other	1,143,018	(2,243,428)	(252,266)	(3,720,969)
Accrued payroll and related expense	1,472,631	1,130,373	1,420,036	1,867,800
Income and sales taxes payable	(3,737)	145,967	337,896	(1,265,084)
Other current liabilities	(681,752)	51,441	2,809,684	2,152,341
Other liabilities	15,000	14,999	88,894	(75,588)

Net cash provided by operating activities	4,330,698	4,152,238	18,965,347	23,905,180
Investing Activities
Purchases of fixed assets	(4,618,807)	(4,297,825)	(15,290,888)	(23,359,348)
Other assets	46,273	(26,498)	59,730	(45,062)

Net cash used in investing activities	(4,572,534)	(4,324,323)	(15,231,158)	(23,404,410)
Financing Activities
Payments on capital leases	—	—	—	(45,017)
Proceeds from notes payable to bank	—	—	—	11,000,000
Payments on notes payable to bank	—	—	—	(11,000,000)
Secondary stock offering costs	—	(450,000)	—	(450,000)
Proceeds from issuance of common stock	6,999	231,446	171,069	1,104,442

Net cash provided by (used in) financing activities	6,999	(218,554)	171,069	609,425

Net increase (decrease) in cash and cash equivalents	(234,837)	(390,639)	3,905,258	1,110,195
Cash and cash equivalents at beginning of the period	17,693,575	11,532,232	13,553,480	10,031,398

Cash and cash equivalents at end of the period	$17,458,738	$11,141,593	$17,458,738	$11,141,593

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

Due to the seasonal nature of the Company’s business, the results of operations for the nine month period ended June 28, 2003 are not necessarily indicative of the results of a full fiscal year.

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

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$2,773,258	$5,637,362	$5,310,788	$16,520,028

Earnings per share:
Basic	$0.13	$0.27	$0.25	$0.79
Effect of dilutive stock options	0.00	(0.01)	0.00	(0.03)
Effect of dilutive warrants	(0.01)	(0.02)	(0.02)	(0.06)

Diluted	$0.12	$0.24	$0.23	$0.70

Weighted average number of shares:
Basic	21,237,310	21,193,883	21,229,635	20,989,745
Effect of dilutive stock options	466,324	797,508	477,252	844,326
Effect of dilutive warrants	1,758,921	1,885,929	1,774,101	1,870,105

Diluted	23,462,555	23,877,320	23,480,988	23,704,176

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002, and the Company adopted the new standard on January 1, 2003.

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

4. Store Closing Costs

During the second quarter of fiscal 2003, the Company decided to exit the Charlotte’s Room concept and initiated the closing process for the 10 Charlotte’s Room stores. During the third quarter all stores were closed and the Company expects to finalize all remaining issues prior to the end of the current fiscal year. In accordance with SFAS 146, the Company recorded a liability of $2.6 million which is included in the $5.5 million shown in the store closing costs line item on the accompanying statement of income for the nine months ended June 28, 2003. The following chart provides a detail of each major cost associated with the closing activity at June 28, 2003:

Description	Expected to be incurred	Incurred current quarter	Incurred to date
Contract termination costs	$1,787,100	$610,300	$706,800
Employee termination	43,600	43,600	43,600
Other associated costs	769,300	509,300	509,300

Store closing costs	$2,600,000	$1,163,200	$1,259,700

A reconciliation of the liability balance for the quarter is as follows:

Description	Beginning reserve balance	Current period expense	Costs paid or settled	Other adjustments	Ending reserve
Contract termination costs	$1,690,600	$—	$610,300	$—	$1,080,300
Employee termination	100,000	—	43,600	56,400	—
Other associated costs	712,900	—	509,300	(56,400)	260,000

Store closing costs	$2,503,500	$—	$1,163,200	$—	$1,340,300

In accordance with SFAS 144, an impairment charge of $2.9 million was also recorded during the second quarter of fiscal 2003. The impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. The majority of the assets were disposed of during the third quarter at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the $5.5 million shown in the store closing costs line item on the accompanying statement of income for the nine months ended June 28, 2003.

5. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. In accordance with SFAS 148 the following pro-forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of the grant using the minimum value option pricing model. For options granted from October 19, 1999 to June 28, 2003, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing. For purposes of the valuation, the following weighted average assumptions were used:

	For Fiscal Years
	2003	2002
Risk free interest rate	2.75%	4.00%
Dividend yield	0%	0%
Expected volatility	65%	60%
Weighted average expected life	4 years	4 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income as reported	$2,773,258	$5,637,362	$5,310,788	$16,520,028
SFAS 123 expense	173,179	326,380	718,446	1,055,701

Pro forma net income	$2,600,079	$5,310,982	$4,592,342	$15,464,327
Net income per share basic as reported	$0.13	$0.27	$0.25	$0.79
Pro forma	$0.12	$0.25	$0.22	$0.74
Net income per share diluted as reported	$0.12	$0.24	$0.23	$0.70
Pro forma	$0.11	$0.22	$0.20	$0.65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.5	72.6	75.7	72.3

Gross profit	24.5	27.4	24.3	27.7
Selling, general and administrative expenses	20.2	18.3	20.0	18.6
Store closing costs	0.0	0.0	1.6	0.0

Operating income	4.3	9.1	2.7	9.1
Interest income, net	0.0	0.0	0.0	0.0
Other charges, net	0.0	(0.1)	(0.1)	(0.1)

Income before income taxes	4.3	9.0	2.6	9.0
Income taxes	1.7	3.5	1.0	3.5

Net income	2.6%	5.5%	1.6%	5.5%

Number of stores open at end of period	293	236	293	236

Three Months Ended June 28, 2003 Compared to the Three Months Ended June 29, 2002

Net Sales. Our net sales increased to $107.2 million from $102.0 million, an increase of $5.2 million, or 5.1%, over the prior fiscal year. This increase reflects $20.4 million of additional net sales from the 23 new stores opened during the three months ended June 28, 2003, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 16.1% decrease in our comparable store sales, which resulted in decreased sales of $15.2 million compared to the same period last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $26.3 million from $27.9 million, a decrease of $1.6 million, or 5.7%, from the same period last year. This decrease was the result of decreased gross profit margins despite higher net sales. As a percentage of net sales, gross profit decreased to 24.5% from 27.4%. The decrease as a percentage of net sales was principally due to higher occupancy expenses partially offset by decreased markdowns and decreased expenses associated with operations of the Ontario, California distribution center that opened during the same period last year.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $21.7 million from $18.6 million, an increase of $3.1 million, or 16.7%, over the same period last year. This increase was attributable to increased corporate expenses and new store expansion. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% from 18.3%, primarily due to increased corporate expenses and increased store payroll expense.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2002.

Net Income. Our net income decreased to $2.8 million from $5.6 million, a decrease of $2.8 million, or 50.8%, from the same period last year. This decrease was primarily due to the increase in selling, general and administrative expenses and the decrease in gross profit.

Nine Months Ended June 28, 2003 Compared to the Nine Months Ended June 29, 2002

Net Sales. Our net sales increased to $333.6 million from $300.0 million, an increase of $33.6 million, or 11.2%, over the same period last year. This increase reflects $62.0 million of additional net sales from the 52 new stores opened during the nine months ended June 28, 2003, as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 10.3% decrease in our comparable store sales, which resulted in decreased sales of $28.4 million compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $81.1 million from $83.0 million, a decrease of $1.9 million, or 2.3%, from the same period last year. This decrease was the result of decreased gross profit margins despite higher net sales. As a percentage of net sales, gross profit decreased to 24.3% from 27.7%. The decrease as a percentage of net sales was principally due to higher occupancy expenses and higher markdown expenses.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $66.8 million from $55.8 million, an increase of $11.0 million, or 19.7%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% from 18.6%, primarily due to increased store payroll expense and increased corporate expenses.

Store Closing Costs. Store closing costs of $5.5 million are attributable to the closing of the Charlotte’s Room test concept for which there was no similar charge in the prior year.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2002.

Net Income. Our net income decreased to $5.3 million from $16.5 million, a decrease of $11.2 million, or 67.9%, from the same period last year. This decrease was primarily due to store closing costs and the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of June 28, 2003, we had net working capital of approximately $23.5 million which included cash and cash equivalents of $17.5 million.

Net cash provided by operations was $19.0 million for the nine months ended June 28, 2003 compared with $23.9 million during the nine months ended June 29, 2002. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances. Net cash used in investing activities was $15.2 million for the nine months ended June 28, 2003 compared with $23.4 million during the nine months ended June 29, 2002. Cash used in investing activities for the period primarily represents capital expenditures for store openings, store remodelings and fixtures. Cash used in investing for the nine months ended June 29, 2002 included $9.9 million related to the Ontario distribution center which opened in April of 2002.

In the nine months ended June 28, 2003 and June 29, 2002, we opened 52 and 48 new stores, respectively. During fiscal 2003, we plan to open up to 70 new Charlotte Russe and Rampage stores. We anticipate that total capital expenditures during fiscal 2003 will approximate $28.0 million. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

Net cash provided by financing activities was $0.2 million for the nine months ended June 28, 2003 compared with $0.6 million during the nine months ended June 29, 2002. Financing activities primarily represent the proceeds of stock option exercises.

Effective February 28, 2003, we obtained a $25.0 million unsecured revolving line of credit with Bank of America, N.A. to replace a previous $15.0 million facility. The new facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and expires on March 1, 2006.

We believe that cash generated from operations, our current cash balances and funds available under our revolving credit facility will be sufficient to fund our store expansion program and working capital requirements for at least the next 12 months.

LETTERS OF CREDIT

Pursuant to the terms of the new unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at June 28, 2003 totaled approximately $4.2 million, including $1.7 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations at June 28, 2003 was as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One year	1 to 3 years	3 to 5 years	More than 5 years
	(dollars in thousands)
Operating Leases	$491,512	$50,915	$99,469	$92,941	$248,187
Purchase Obligations	14,917	14,917	—	—	—
Other Long-term Obligations	7,125	750	1,500	1,500	3,375

Total Contractual Obligations	$513,554	$66,582	$100,969	$94,441	$251,562

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

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts might not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the second quarter we recorded an impairment charge of $2.9 million related to the closure of our ten Charlotte’s Room test stores, and no other stores are contemplated for closure at this time. Should the business prospects for our company or stores deteriorate, write downs of other assets might be required.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the new standard on September 29, 2002, the beginning of fiscal 2003. A charge of $2.9 million was recorded for the nine months ended June 28, 2003 for the impairment of assets related to the Charlotte’s Room concept.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are effective for any exit and disposal activities initiated after December 31, 2002 and the Company adopted the new standard on January 1, 2003. A charge of $2.6 million was recorded for the nine months ended June 28, 2003 related to the closure of the Charlotte’s Room concept.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123”. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The interim disclosure requirements were implemented for the second quarter ended March 29, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We borrow money, when necessary, on a revolving basis under our $25.0 million revolving credit facility to fund capital expenditures and other working capital needs. Our revolving credit facility carries a variable interest rate pegged to market indices and, therefore, our statements of operations and our cash flows may be impacted by changes in interest rates. As of June 28, 2003, there was no amount outstanding under the revolving credit facility.

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

Unregistered Sales of Securities

None.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the revolving credit facility and amendment, stock dividends and distributions are restricted to $5.0 million or less in any fiscal year. Cash dividends and capital stock redemptions are not permitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.29	First Amendment dated as of July 9, 2003, between Bank of America, N.A and Charlotte Russe, Inc. amending the Business Loan Agreement dated as of February 28, 2003.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K dated July 17, 2003, containing a copy of the Company’s press release dated July 17, 2003 titled “Charlotte Russe Announces Third Quarter Results and Names Mark Hoffman as C.E.O.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 17th day of July, 2003.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Mark A. Hoffman, certify that:

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

Date: July 17, 2003

/s/ MARK A. HOFFMAN

Mark A. Hoffman Chief Executive Officer

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

Date: July 17, 2003

/s/ DANIEL T. CARTER

Daniel T. Carter Chief Financial Officer