Form 10-K
period 2003-09-27
CHARLOTTE RUSSE HOLDING INC
filed 2003-12-19
CIK 1092006

As filed with the Securities and Exchange Commission on December 19, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD

SAN DIEGO, CA 92117

(Address, including Zip Code, of Registrant’s Principal Executive Offices)

(858) 587-1500

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

(Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $165,834,000 as of December 15, 2003 based upon the closing sale price per share of the registrant’s common stock of $13.34 as reported on the Nasdaq National Market ® on such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Number of shares of common stock outstanding as of December 15, 2003 was 21,496,882.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K.

The stylized and non-stylized Charlotte Russe and ™ trademarks referred to in this Annual Report on Form 10-K are federally registered in the United States. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage® trademark referred to in this Annual Report on Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Licensing, LLC. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

General

Charlotte Russe Holdings, Inc. (“we,” “our,” and “us”) is a rapidly growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women between the ages of 15 and 35. We have two distinct, established store concepts: “Charlotte Russe” and “Rampage.” As of September 27, 2003, we operated a total of 311 stores throughout 38 states and Puerto Rico. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries. Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature emerging fashion trends and thus appeal to women who have a flair for making fashion statements and who want to create a cutting-edge look.

Our Charlotte Russe and Rampage stores are located predominantly in high-visibility, center court mall locations in spaces that average approximately 7,100 square feet. In our estimation, these stores are generally twice as large as those of most of our direct mall-based competitors and are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection.

Our broad assortment of merchandise is centered on styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally below most of our direct mall-based competitors. Over 80% of our Charlotte Russe merchandise is sold under the Charlotte Russe labels and over 80% of our Rampage merchandise is sold under our proprietary label. The remainder of our merchandise at these stores consists of nationally-recognized brands popular with our customers.

We are becoming a leading national specialty retailer.

Since our acquisition in September 1996, we have conducted an accelerated store opening program. As of September 27, 2003, we operated 311 stores throughout 38 states and Puerto Rico. Based on our successful track record, favorable demographic trends and a solid infrastructure, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe and Rampage stores at a rapid rate, with 50 new Charlotte Russe and Rampage stores planned for fiscal year 2004. We have already completed our site selection and evaluation process for 43 of these stores. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence.

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

Offer Consistent Value Pricing. We offer a broad assortment of fashionable, quality merchandise at prices generally below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our established store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $16.00 and $26.00, respectively. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that has enabled us to build a broad and loyal base of customers.

Maintain Distinct Brand Images. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering approximately 80% of our Charlotte Russe merchandise under the Charlotte Russe labels and approximately 80% of our Rampage merchandise under our proprietary label. We believe that both of our established brands provide opportunities for expansion of our current merchandise categories and entry into new product categories.

Target a Highly Desirable Market. Our Charlotte Russe and Rampage stores target women between the ages of 15 and 35, a broad and large demographic that is expected to grow over the next ten years. While our target customer base is expected to grow, a core group of our target market, the teenage and early twenties population, is expected to grow at a rate faster than that of the overall United States population according to the United States Census Bureau.

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

Capitalize on Strong Store Economics. Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition in fiscal 1996 that have operated for more than a year generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $375,000, or approximately 21.0% of net sales. Accordingly, these stores generated an average cash return on investment of over 90% in their first year of operation. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation.

Leverage Highly Experienced Management Team. We believe our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program. Our four executive officers and our active Chairman of the Board have an average of more than 25 years of retailing experience, including experience with national retailers such as Contempo Casuals,

Guess?, Pacific Sunwear, Claire’s Stores, Suzy Shier and Price Club. In addition, our 13 Vice Presidents average over 18 years of retailing experience, and our total of 17 executives have been with us for an average of 8 years.

Actively Manage Inventory. A key aspect of our merchandising strategy is our test-and-reorder philosophy. This strategy allows us to minimize our inventory risk by ordering small quantities of fashion merchandise to test customer acceptance before placing larger purchase commitments. Our test-and-reorder strategy is successful in large part because we deal primarily with domestic vendors, which in our experience has generally resulted in short lead times of three to six weeks. These short lead times, together with our ability to monitor store sales on a daily basis, permit us to quickly react to sell-through trends and fashion preferences. We have one of the higher inventory turn rates in the industry, and we believe that our approach to managing our merchandise mix has contributed to strong merchandise gross margins.

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

Charlotte Russe. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers’ lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers’ broad lifestyle needs for casual, social and special occasion wear. Our typical dresses range in price from $19.99 to $60.00. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in these stores carries the Charlotte Russe labels. Our average sales price for apparel items is $16.00, and the average sales price for all of our merchandise, including accessories, is $12.00.

Rampage. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. The retail prices for our typical dresses range from $39.00 to $59.00. There is also less emphasis on the career customer in our Rampage stores. Over 80% of the Rampage merchandise is offered under our proprietary label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command price points that are higher than those of Charlotte Russe, but still below those of its competitors. The average sales price for apparel items in our Rampage stores is $26.00, and the average sales price for all of our merchandise, including accessories, is $21.00.

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

Within our Charlotte Russe stores, we seek to create an inviting environment for our broad product offerings. We generally group our apparel merchandise by fashion casual, wear-to-work and going-out lifestyles. Our offerings are complemented with lingerie, shoes and other accessories. We believe that presenting apparel merchandise by lifestyles, when accompanied with boutiques of various accessories, creates an attractive atmosphere for our customers and that the breadth and depth of our product offerings makes us a destination location for their shopping needs.

At our Rampage stores, we employ an equally effective visual merchandising strategy in order to capture the interest of our customers. Our Rampage merchandise is generally grouped by lifestyles with some emphasis on color and fashion trend to keep the stores vibrant, hip and visually stimulating. Our stores are larger than most of our competitors, and we take advantage of our store size by providing an expansive and diverse offering of merchandise. Our store window displays and in-store graphics accentuate the fashion, quality and cutting-edge style of our merchandise.

We order primarily from domestic sources and utilize a test-and-reorder strategy.

We purchase all of our inventory from third party vendors. A key aspect of our merchandising strategy is our test-and-reorder philosophy. Our experienced buying staff uses sophisticated information systems to track the weekly sell-through of each merchandise item by classification, style, color and size, and then places appropriate reorders for popular merchandise. Accordingly, our test-and-reorder strategy enables us to quickly react to sell-through trends and fashion preferences.

Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which has generally resulted in short lead times of three to six weeks. Accordingly, we have established relationships with over 700 vendors to meet our ongoing fashion and inventory needs. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During the fiscal year ended September 27, 2003, our top five vendors accounted for approximately 11.8% of our total purchases and no single vendor accounted for more than 2.5% of our total purchases.

We manage our inventory through merchandise planning and allocation.

Our merchandise planning and allocation team works closely with our merchants and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team is also responsible for managing inventory levels, allocating merchandise to stores and replenishing inventory based upon information generated by our management information systems. Our planning department allocates merchandise for new store openings based on estimated units per square foot, and all new stores are fully stocked prior to opening. Our inventory control systems monitor current inventory levels at each store and for our operations as a whole. If necessary, we shift slow moving inventory to other stores for sell-through prior to instituting corporate-wide markdowns. We also monitor recent selling history within each store by merchandise classification, style, color and size.

We distribute merchandise through our modern facilities.

Our merchandise is distributed through two modern distribution facilities: our 265,000 square foot distribution facility in Ontario, California, which we opened in April 2002, and our 125,000 square foot distribution facility (which includes our corporate offices) in San Diego, California, which we opened in April 1998. Both of these facilities use automated systems for sorting apparel by store and facilitating packaging for display in our stores. In addition, our Ontario facility also uses an automated system for sorting accessories by store. Our Ontario facility services the Charlotte Russe stores, and our San Diego facility (which until April 2002 served all our stores) services Rampage stores. We estimate that we have the distribution capacity to service at least 700 stores.

We estimate that over 90% of our apparel merchandise is currently pre-ticketed by our vendors. This pre-ticketing by vendors allows us to ship merchandise more quickly, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to five business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than seven days. Each store generally receives three to five merchandise shipments per week. We believe our current distribution operations are sufficient to accommodate our expected store growth and expanded product offerings through the next several years.

We have stores throughout the United States.

As of September 27, 2003, we operated 256 Charlotte Russe stores and 55 Rampage stores throughout 38 states and Puerto Rico. The number of our stores located in each state is shown in the following map:

The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

	California	Northeast	Southwest	Southeast	Midwest & Other	Total
Store count at September 26, 1998	39	4	16	14	1	74
Fiscal 1999
Stores opened	1	5	3	9	4	22

	40	9	19	23	5	96
Fiscal 2000
Stores opened	4	14	9	6	7	40

	44	23	28	29	12	136
Fiscal 2001
Stores opened	7	13	8	8	18	54
Stores closed	(1)	—	—	(1)	—	(2)

	50	36	36	36	30	188
Fiscal 2002
Stores opened	2	16	14	11	20	63

	52	52	50	47	50	251
Fiscal 2003
Stores opened	4	19	10	10	27	70
Stores closed (Charlotte’s Room)	(4)	(1)	(4)	(1)	—	(10)

Store count as of September 27, 2003	52	70	56	56	77	311

We seek to locate our stores in large, commanding spaces in high traffic areas of strong regional malls.

Our stores provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles. Our Charlotte Russe and Rampage stores, which average approximately 7,100 square feet, are generally twice the size of those of most of our mall-based competitors.

We seek to identify favorable store locations in existing or new markets with criteria that include:

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

Although we currently engage an independent real estate consultant to assist us in site selection and lease negotiations, we expect to develop the capabilities to perform these functions internally.

Store Operations

Our store operations are currently organized into four regions: a Western/Northwestern region with 8 districts; an Eastern region with 9 districts; a Southeastern region with 9 districts; and a Western/Southwestern region with 9 districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for approximately 10 stores in their district. Individual store personnel generally consist of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

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

We are committed to investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our information technology systems address an array of operations information, including among others things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours, carton receipts and messages to our host system and download new merchandise pricing, price changes for existing merchandise, and system maintenance tasks to the point-of-sale devices. Our planning department evaluates information obtained through daily polling and, accordingly, implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores.

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

We believe that our trademarks are important to our success. Our Charlotte Russe and trademarks are registered with the United States Patent and Trademark Office.

In connection with the acquisition of our Rampage stores in September 1997, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and subsequently transferred to an affiliate, Rampage Licensing, LLC (Rampage Clothing Company and Rampage Licensing, LLC are collectively referred to herein as Rampage Clothing Company); and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties, and Rampage Clothing Company has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties substantially negatively impact our business reputation, we have the right to terminate the license agreement, subject to certain contractual notice obligations. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the calendar year at stores operating under the Rampage name. The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event we decide to terminate the license agreement prior to the end of the term, we may be required to pay a termination fee as specified in the licensing agreement.

We consider the relationship with our employees to be good.

As of September 27, 2003, we employed 1,680 full-time and 4,225 part-time employees. Of our full-time employees, 187 were employed at our corporate offices, 130 were employed at our distribution centers and 1,363 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union, and we consider the relationship with our employees to be good.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Our Internet address is http://www.charlotte-russe.com. We make available through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC.

We have adopted a code of ethics for our principal executive officer, principal financial officer and other individuals performing similar accounting and finance functions for us. This code of ethics is available via the Internet on our website. In the future, should amendments to the code of ethics be required, any such amendments will also be posted on our website.

ITEM 2. PROPERTIES

We operated 311 stores throughout 38 states and Puerto Rico as of September 27, 2003. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We have entered into a ten and a half year lease, scheduled to expire on July 17, 2012, for space containing approximately 265,000 square feet for our Ontario, California distribution center. We believe our distribution capacity at the San Diego facility and the Ontario, California facility should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 16,200 square feet, which includes an allocation of adjoining common area space, at the CaliforniaMart in Los Angeles. This lease expires April 30, 2010.

The following table highlights the number of stores, by concept, in each state:

	Charlotte
	Russe	Rampage	Total
Arizona	11	3	14
California	40	12	52
Colorado	4	1	5
Connecticut	3	1	4
Delaware	1	—	1
Florida	32	8	40
Georgia	8	1	9
Hawaii	1	—	1
Iowa	1	—	1
Illinois	15	4	19
Indiana	4	—	4
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	2	—	2
Maryland	3	2	5
Massachusetts	4	2	6
Michigan	11	—	11
Minnesota	5	1	6
Missouri	4	1	5
Nebraska	1	—	1
Nevada	4	2	6
New Hampshire	3	—	3
New Jersey	8	4	12
New Mexico	1	—	1
New York	14	5	19
North Carolina	3	—	3
Ohio	9	1	10
Oklahoma	5	—	5
Oregon	2	—	2
Pennsylvania	10	2	12
Puerto Rico	4	1	5
Rhode Island	1	—	1
South Carolina	2	—	2
Tennessee	3	—	3
Texas	22	3	25
Utah	2	—	2
Vermont	1	—	1
Virginia	5	—	5
Wisconsin	4	1	5

Store count at September 27, 2003	256	55	311

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information and Holders

Our common stock began trading on the Nasdaq National Market under the symbol “CHIC” on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 27, 2003
First Quarter	$14.48	$7.86
Second Quarter	$12.80	$7.83
Third Quarter	$11.28	$8.03
Fourth Quarter	$12.85	$10.40
Fiscal Year Ended September 28, 2002
First Quarter	$19.75	$12.10
Second Quarter	$27.75	$16.22
Third Quarter	$28.65	$20.68
Fourth Quarter	$16.51	$9.72

As of December 15, 2003, the number of holders of record of our common stock was approximately 20 and the number of beneficial holders of our common stock was estimated to be in excess of 1,500. On December 15, 2003, the closing price of our common stock as reported by the Nasdaq National Market was $13.34 per share.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations; and, under the terms of our revolving credit facility, we are prohibited from making any dividends, distributions or capital stock redemptions.

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 254,328 shares of common stock issuable under the 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,271,010	$4.96	1,033,828
Equity compensation plans not approved by security holders	—	—	—

Total	4,271,010	$4.96	1,033,828

Please see Note 8 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the next page is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 25, 1999	Sept. 30, 2000	Sept. 29, 2001	Sept. 28, 2002	Sept. 27, 2003
	(amounts in thousands, except per share and sales per foot data)
Statement of Income Data:
Net sales	$177,459	$245,260	$324,825	$409,382	$456,622
Cost of goods sold	119,141	165,917	226,066	296,006	342,621

Gross profit	58,318	79,343	98,759	113,376	114,001
Selling, general and administrative expenses	34,129	46,122	63,181	76,516	90,896
Store closing costs	—	—	—	—	4,900
Amortization of goodwill	828	828	828	—	—

Operating income	23,361	32,393	34,750	36,860	18,205
Interest income (expense), net	(3,271)	(593)	425	164	119
Other charges, net	(270)	(270)	(314)	(289)	(270)

Income before income taxes	19,820	31,530	34,861	36,735	18,054
Provision for income taxes	8,325	12,770	13,370	14,327	7,041

Net income	$11,495	$18,760	$21,491	$22,408	$11,013

Earnings per share (2):
Basic	$0.63	$0.93	$1.04	$1.06	$0.52

Diluted	$0.54	$0.82	$0.92	$0.95	$0.47

Weighted average shares outstanding (2):
Basic (000’s)	18,304	20,084	20,596	21,045	21,240
Diluted (000’s)	21,234	22,845	23,428	23,694	23,507
Selected Operating Data:
Number of stores open at end of period	96	136	188	251	311
Average square footage per store (3)	7,541	7,380	7,169	7,087	7,149
Sales per square foot (4)	$282	$286	$277	$259	$229
Comparable store sales increase (decrease) (5)	6.70%	2.80%	(1.7)%	(5.4)%	(10.1)%
Average store sales (6)	$2,138	$2,129	$2,010	$1,839	$1,629
Balance Sheet Data:
Cash and cash equivalents	$2,982	$3,829	$10,031	$13,553	$22,967
Working capital (deficiency).	(7,218)	(4,625)	2,443	12,917	26,066
Total assets	88,569	108,505	147,421	179,503	198,365
Total long-term debt	18,000	—	—	—	—
Total stockholders’ equity	40,037	74,494	102,191	128,560	140,386

(1)	Our results of operations for fiscal 2000 included 53 weeks. All other periods presented included 52 weeks.
(2)	See Notes 1 and 12 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all open stores at the end of the period.
(4)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all open stores.
(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.
(6)	Our average store sales are based on the time weighted average of all open stores in the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business” in this section.

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

Since our initial public offering in October 1999, we have continued to open new stores for our Charlotte Russe and Rampage concepts on an accelerated basis. Since the beginning of fiscal 2000, we added 215 new Charlotte Russe and Rampage stores. As of September 27, 2003, we operated 311 stores throughout 38 states and Puerto Rico. Our net sales increased to $456.6 million in fiscal 2003 from $70.7 million in fiscal 1996, representing a compound annual growth rate of approximately 30.5%.

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.6	72.3	75.0

Gross profit	30.4	27.7	25.0

Selling, general and administrative expenses	19.4	18.7	19.9
Store closing costs	0.0	0.0	1.1
Amortization of goodwill	0.3	0.0	0.0

Operating income	10.7	9.0	4.0

Interest income, net	0.1	0.1	0.0
Other charges, net	(0.1)	(0.1)	(0.1)

Income before income taxes	10.7	9.0	3.9

Income taxes	4.1	3.5	1.5

Net income	6.6%	5.5%	2.4%

Number of stores open at end of period	188	251	311

Fiscal Year Ended September 27, 2003 Compared to Fiscal Year Ended September 28, 2002

Net Sales. Our net sales increased to $456.6 million from $409.4 million, an increase of $47.2 million or 11.5%, over the prior fiscal year. This increase reflects $115.8 million of additional net sales from 70 new stores opened during fiscal 2003 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 10.1% decline in comparable store sales, which resulted in decreased sales of $47.2 million compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $114.0 million from $113.4 million, an increase of $0.6 million, or 0.6%, over the prior fiscal year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 25.0% from 27.7%. The decrease in gross profit as a percentage of net sales was principally due to higher occupancy expenses as these relatively fixed charges were spread over a smaller average store sales base.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $90.9 million from $76.5 million, an increase of $14.4 million, or 18.8%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% from 18.7% primarily due to higher store operating expenses as these charges were spread over a smaller average store sales base.

Store Closing Costs. Fiscal 2003 includes a $4.9 million pre-tax charge associated with the closure of 10 Charlotte’s Room stores. No such charges were incurred in the prior fiscal year.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

Net Income. Our net income decreased to $11.0 million from $22.4 million, a decrease of $11.4 million, or 50.9%, over the prior fiscal year. The decrease was primarily due to a decrease in gross profit as a percentage of sales, an increase in selling, general and administrative expenses, store closing costs and offset by a decrease in income taxes.

Fiscal Year Ended September 28, 2002 Compared to Fiscal Year Ended September 29, 2001

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

Amortization of Goodwill. Our amortization of goodwill was discontinued as of the first quarter of fiscal 2002 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets;” therefore, this expense decreased $0.8 million compared to the prior fiscal year.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 27, 2003. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year 2002				Fiscal Year 2003
	Three Months Ended				Three Months Ended
	Dec. 29, 2001	Mar. 30, 2002	Jun. 29, 2002	Sept. 28, 2002	Dec. 28, 2002	Mar. 29, 2003	Jun. 28, 2003	Sep. 27, 2003
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$111,938	$86,070	$101,956	$109,418	$133,329	$93,098	$107,186	$123,009
Gross profit	32,293	22,829	27,895	30,359	36,592	18,257	26,292	32,860
Operating income (loss)	12,275	5,630	9,291	9,664	12,259	(8,006)	4,576	9,376
Net income (loss)	7,380	3,503	5,637	5,888	7,445	(4,908)	2,773	5,703
Earnings Per Share:
Basic earnings (loss) per share	$0.35	$0.16	$0.27	$0.28	$0.35	($0.23)	$0.13	$0.27
Diluted earnings (loss) per share	$0.31	$0.15	$0.24	$0.25	$0.32	($0.23)	$0.12	$0.24
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.9	26.5	27.4	27.7	27.4	19.6	24.5	26.7
Operating income (loss)	11.0	6.6	9.1	8.8	9.2	(8.6)	4.3	7.6
Net income (loss)	6.6	4.1	5.5	5.4	5.6	(5.3)	2.6	4.6
Operating Data:
Comparable store sales (decrease)	(12.1)%	(2.8)%	(0.3)%	(5.0)%	(3.6)%	(11.6)%	(16.1)%	(9.5)%
Stores open at end of period	212	224	236	251	268	280	293	311

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of September 27, 2003, we had working capital of approximately $26.1 million which included cash and cash equivalents of $23.0 million.

During fiscal years 2001, 2002 and 2003, our net cash provided by operations amounted to approximately $36.4 million, $34.7 million and $32.8 million, respectively. In fiscal year 2003, our net cash provided by operations decreased as a result of lower net income than in the prior fiscal year and changes in working capital accounts. Our net cash used in investing activities amounted to approximately $33.2 million, $31.8 million and $24.0 million in fiscal years 2001, 2002 and 2003, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures. We opened a total of 54, 63 and 70 new stores during the fiscal years 2001, 2002 and 2003, respectively. The decrease in capital expenditures in fiscal year 2003 as compared to fiscal 2002 primarily relates to the $9.9 million expenditure in fiscal 2002 for the Ontario distribution center. We expect to continue to invest in capital to support our growth.

Based on our experience with store openings for our two concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition that have operated for more than one year generated average net sales of approximately $1.8 million and store-level operating cash flow in excess of $375,000, or approximately 21.0% of net sales. Accordingly, these stores generated an average cash return on investment of approximately 90% in their first year of operation. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2004 are projected to be approximately $25 million.

Net cash provided by financing activities amounted to approximately $2.9 million, $0.6 million and $0.6 million for fiscal years 2001, 2002 and 2003, respectively. Financing activities primarily consist of the proceeds of stock option exercises.

Effective February 28, 2003, we obtained a $25.0 million unsecured revolving credit facility with Bank of America, N.A. to replace a previous $15.0 million unsecured revolving credit facility with another lender. The new facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and expires on March 1, 2006. Interest on the revolving credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At September 27, 2003, there was no outstanding debt under the revolving credit facility. The agreement requires that the Company maintain certain financial ratios on a quarterly basis, sets limits on stock repurchases and capital spending and restricts future liens and indebtedness, sales of assets and dividend payments. As of September 27, 2003, we were in compliance with the terms of the bank credit agreement.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2004. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at September 27, 2003 totaled approximately $8.3 million, including $1.7 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of September 27, 2003 (000’s):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$441,653	$56,997	$110,799	$106,484	$167,373
Other long-term obligations	6,904	716	1,500	1,500	3,188

	$448,557	$57,713	$112,299	$107,984	$170,561

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

We also provide for estimated inventory losses for damaged, lost or stolen inventory for the period from the last physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time.

During fiscal 2003, we decided to exit the Charlotte’s Room concept and closed 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4.9 million; therefore, $600,000 was reversed into income during the fourth quarter of fiscal 2003. The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. These assets were disposed of during the third quarter at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the $4.9 million shown in the store closing costs line item on the accompanying statement of income for the fiscal year ended September 27, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 on September 29, 2002, the beginning of fiscal 2003. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We applied the provisions of SFAS No. 146 for exit or disposal activities that initiated after December 31, 2002. The adoption of SFAS No. 146 results in recognizing the cost of future restructuring activities over a period of time rather than in one reporting period. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FIN No. 34. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have an impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In accordance with the provisions of SFAS No. 148, we have continued using APB No. 25 to account for stock-based employee compensation, and we have provided the required disclosures.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Our accounting methodology has been consistent with the provisions of EITF 02-16; therefore, there was no change required in our consolidated financial position and results of operations as a result of the issuance of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We adopted SFAS No. 150 in the fourth quarter of fiscal 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 27, 2003, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

FORWARD-LOOKING STATEMENTS

We have made statements under the captions, “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Relating to Our Business,” as well as in other sections of this Annual Report on Form 10-K, that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

RISKS RELATING TO OUR BUSINESS

We intend to continue to open new stores at a rapid rate, which could strain our resources and cause us to operate our business less effectively.

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2003, we opened 70 new stores representing a 28% increase from the number of stores open at the end of fiscal 2002 for these chains, excluding Charlotte’s Room stores. We plan to open at least 50 new Charlotte Russe and Rampage stores during fiscal 2004, an increase of 16% from total stores opened as of September 27, 2003. We intend to continue to increase our number of Charlotte Russe and Rampage stores by approximately 15-25% per year for at least the next few years.

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

Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	source sufficient levels of inventory to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations; and

•	identify and satisfy the fashion preferences of new geographic areas.

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

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, which has resulted in, and may continue to result in, lower net sales than expected and has caused us to somewhat slow our expansion plans. We are unlikely to return to our historical expansion rate until we achieve improved sales trends, and further erosion of sales trends could cause us to further delay or slow our expansion plans.

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

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as negative 0.3% and as low as negative 16.1% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends in a timely manner. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles and decreased emphasis has adversely affected our results. If we do not anticipate, identify or react appropriately and timely to changes in styles, trends, desired images or brand preferences, it may lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our brands.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our test-and-reorder merchandise strategy also relies in large part on our ability to obtain much of our merchandise from our vendors within three to six weeks from the date of order. Our failure to maintain good relations with our vendors could increase our exposure to changing fashion cycles, which may in turn lead to increased inventory markdown rates.

Our operations, as well as a substantial number of our stores, are concentrated in the Southwest, which makes us susceptible to adverse conditions in this region.

Our headquarters and distribution centers are located in California, and a substantial number of our stores are located in California and the Southwest. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. Further, a natural disaster or other catastrophic event, such as an earthquake affecting southern California, could significantly disrupt our operations.

Our failure to retain our existing senior management team could adversely affect our business.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. If we fail to attract, motivate and retain qualified and talented key personnel, it may adversely affect our business and inhibit our plans for future growth.

Our Chief Executive Officer recently assumed that role after approximately two years of service as our Chief Operations Officer. In addition, we recently hired new General Merchandise Managers for our Charlotte Russe and Rampage chains and a Vice President of Information Technology. Each of these individuals has significant experience in these and similar roles with other apparel retailers, although each has limited tenure in their current positions with us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-3 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, or were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.      The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.      The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	Reportson Form 8-K None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the     th day of December, 2003.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Hoffman and Daniel T. Carter, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2003

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 19, 2003

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	December 19, 2003

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 19, 2003

/s/ W. THOMAS GOULD W. Thomas Gould	Director	December 19, 2003

/s/ ALLAN W. KARP Allan W. Karp	Director	December 19, 2003

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 19, 2003

/s/ DAVID J. ODDI David J. Oddi	Director	December 19, 2003

This Page Intentionally Left Blank

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Charlotte Russe Holding, Inc.

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 27, 2003 and September 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 3 to the consolidated financial statements, effective October 1, 2001, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Diego, California

October 21, 2003

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2003	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,967,317	$13,553,480
Inventories	34,506,912	33,319,014
Other current assets	5,410,123	2,502,201
Deferred tax assets	5,300,000	4,300,000

Total current assets	68,184,352	53,674,695

Fixed assets, net	100,018,536	95,632,346
Goodwill	28,790,000	28,790,000
Other assets	1,371,894	1,405,928

Total assets	$198,364,782	$179,502,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$20,928,264	$24,928,743
Accounts payable, other	6,457,132	5,444,806
Accrued payroll and related expense	2,526,756	2,372,134
Income and sales taxes payable	2,320,337	1,259,525
Other current liabilities	9,886,267	6,752,135

Total current liabilities	42,118,756	40,757,343

Deferred rent	9,946,860	8,376,994
Other liabilities	312,777	208,883
Deferred tax liabilities	5,600,000	1,600,000

Total liabilities	57,978,393	50,943,220

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 21,290,182 and 21,210,707 at September 27, 2003 and September 28, 2002, respectively	212,902	212,107
Additional paid-in capital	44,498,540	43,793,497
Deferred compensation	(63,000)	(171,000)
Retained earnings	95,737,947	84,725,145

Total stockholders’ equity	140,386,389	128,559,749

Total liabilities and stockholders’ equity	$198,364,782	$179,502,969

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	$456,622,115	$409,381,895	$324,825,186
Cost of goods sold, including buying, distribution and occupancy costs	342,621,003	296,005,383	226,065,816

Gross profit	114,001,112	113,376,512	98,759,370
Selling, general and administrative expenses	90,896,124	76,516,238	63,181,587
Store closing costs	4,900,000	—	—
Amortization of goodwill	—	—	827,939

Operating income	18,204,988	36,860,274	34,749,844
Other income (expense):
Interest income, net	118,718	164,062	425,130
Other charges, net	(269,933)	(289,625)	(314,228)

Total other income (expense)	(151,215)	(125,563)	110,902

Income before income taxes	18,053,773	36,734,711	34,860,746
Income taxes	7,040,971	14,326,537	13,369,995

Net income	$11,012,802	$22,408,174	$21,490,751

Earnings per share:
Basic	$0.52	$1.06	$1.04

Diluted	$0.47	$0.95	$0.92

Weighted average shares outstanding:
Basic	21,239,569	21,045,318	20,596,177
Diluted	23,507,028	23,693,564	23,427,603

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 1, 2000	20,319,412	$203,194	$33,980,470	$(516,000)	$40,826,220	$74,493,884
Public offering of stock	100,000	1,000	1,785,000	—	—	1,786,000
Stock option transactions, including tax benefits	359,800	3,599	4,019,237	—	—	4,022,836
Amortization of deferred compensation	—	—	—	144,000	—	144,000
Issuance of stock under employee stock purchase plan	23,535	235	253,757	—	—	253,992
Net income and comprehensive income	—	—	—	—	21,490,751	21,490,751

Balance at September 29, 2001	20,802,747	$208,028	$40,038,464	$(372,000)	$62,316,971	$102,191,463
Stock option transactions, including tax benefits	388,230	3,882	3,985,370	—	—	3,989,252
Amortization and adjustment of deferred compensation	—	—	(93,000)	201,000	—	108,000
Issuance of stock under employee stock purchase plan	19,730	197	312,663	—	—	312,860
Stock offering costs	—	—	(450,000)	—	—	(450,000)
Net income and comprehensive income	—	—	—	—	22,408,174	22,408,174

Balance at September 28, 2002	21,210,707	$212,107	$43,793,497	$(171,000)	$84,725,145	$128,559,749
Stock option transactions, including tax benefits	53,000	530	467,646	—	—	468,176
Amortization of deferred compensation	—	—	—	108,000	—	108,000
Issuance of stock under employee stock purchase plan	26,475	265	237,397		—	237,662
Net income and comprehensive income	—	—	—	—	11,012,802	11,012,802

Balance at September 27, 2003	21,290,182	$212,902	$44,498,540	$(63,000)	$95,737,947	$140,386,389

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Operating Activities
Net income	$11,012,802	$22,408,174	$21,490,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,343,654	13,512,560	10,661,193
Deferred rent	1,569,866	2,802,012	1,897,502
Amortization of deferred compensation	108,000	108,000	144,000
Loss on disposal of assets	3,264,869	13,708	282,467
Deferred income taxes	3,000,000	(1,000,000)	(1,840,000)
Changes in operating assets and liabilities:
Inventories	(1,187,898)	(9,782,594)	(8,509,912)
Other current assets	(2,907,922)	57,952	(444,777)
Accounts payable, trade	(4,000,479)	5,321,606	6,839,736
Accounts payable, other	1,012,326	618,860	45,938
Accrued payroll and related expense	154,622	440,296	(77,341)
Income and sales taxes payable	1,191,340	(635,091)	4,650,945
Other current liabilities	3,134,132	868,741	1,274,916
Other liabilities	103,894	(60,587)	19,445

Net cash provided by operating activities	32,799,206	34,673,637	36,434,863

Investing Activities
Purchases of fixed assets	(23,867,852)	(31,719,202)	(33,103,571)
Other assets	(92,827)	(42,377)	(58,878)

Net cash used in investing activities	(23,960,679)	(31,761,579)	(33,162,449)

Financing Activities
Payments on capital leases	—	(45,017)	(79,611)
Payments on notes payable to bank and revolving credit facility	—	(11,000,000)	(6,300,000)
Proceeds from notes payable to bank and revolving credit facility	—	11,000,000	6,300,000
Proceeds from issuance of common stock	575,310	1,105,041	3,009,243
Stock offering costs	—	(450,000)	—

Net cash provided by financing activities	575,310	610,024	2,929,632

Net increase in cash and cash equivalents	9,413,837	3,522,082	6,202,046
Cash and cash equivalents at beginning of the year	13,553,480	10,031,398	3,829,352

Cash and cash equivalents at end of the year	$22,967,317	$13,553,480	$10,031,398

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

Description of Business

The Company operates in a single segment, selling clothing and accessories for women through its mall-based retail stores that operate under the names Charlotte Russe and Rampage. As of September 27, 2003, the Company operated 311 retail stores in 38 states and Puerto Rico.

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52/53 week period ending on the last Saturday in September. All years presented contained 52 weeks.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories consist primarily of apparel and accessories purchased for resale. Inventories are accounted for by the retail inventory method. The cost of inventory is determined at the lower of the first-in, first-out (FIFO) method or market.

CHARLOTTE RUSSE HOLDINGS, INC.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 amounted to $16,216,793, $13,423,724, and $9,744,418, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,”, at the beginning of fiscal 2002, which supercedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets,” and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. SFAS No. 142 requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Prior to fiscal year 2002, when goodwill amortization was ceased under SFAS No. 142, goodwill was amortized on a straight-line basis over a 40-year period. The amortization period was determined based upon the following factors, among others: operating history, brand name recognition, merchandising strategy, vendor network, proven portability to new markets and demographics of the junior women’s market.

Other Assets

Other assets include intangibles that resulted from the Company’s acquisition of assets from Rampage Retailing Inc. including a license to utilize the Rampage name and other intangibles. This intangible asset is stated at cost and is amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised (see Note 6). Accumulated amortization at September 27, 2003 and September 28, 2002 amounted to $401,896 and $334,912, respectively. Straight-line amortization on the intangible asset amounts to $66,984 each year.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets for impairment.

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

CHARLOTTE RUSSE HOLDINGS, INC.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Deferred Rent

Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases. The difference between rent expense and rent paid is accounted for as deferred rent.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Revenue Recognition

Retail merchandise sales are recognized at the point of sale. A reserve is provided for the impact of anticipated returns based on historical experience.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $863,330, $680,441, and $1,410,816 for the fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

Store Pre-opening Costs

Costs incurred in connection with the opening of a new store are expensed as incurred.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

CHARLOTTE RUSSE HOLDINGS, INC.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in Note 8. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in fiscal 2003, 2002 and 2001 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net income	$11,012,802	$22,408,174	$21,490,751
Pro forma net income	$10,151,482	$21,036,314	$20,573,751

Basic earnings per share	$0.52	$1.06	$1.04
Pro forma	$0.48	$1.00	$1.00
Diluted earnings per share	$0.47	$0.95	$0.92
Pro forma	$0.43	$0.89	$0.88

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through October 18, 1999, the fair value of options granted were estimated at the date of grant using the minimum value option pricing model. Following the Company’s initial public offering, the fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for those periods:

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Risk free interest rate	3%	4%	6%
Dividend yield	0%	0%	0%
Expected volatility	65%	60%	70%
Weighted average expected life	4 years	4 years	5 years

The minimum value option-pricing model is similar to the Black-Scholes option-pricing model except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 27, 2003 or September 28, 2002.

CHARLOTTE RUSSE HOLDINGS, INC.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 on September 29, 2002, the beginning of fiscal 2003. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We applied the provisions of SFAS No. 146 for exit or disposal activities that initiated after December 31, 2002. The adoption of SFAS No. 146 results in recognizing the cost of future restructuring activities over a period of time rather than in one reporting period. The adoption of SFAS No. 146 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FIN No. 34. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In accordance with the provisions of SFAS No. 148, the Company has continued using APB No. 25 to account for stock-based employee compensation and provided the required disclosures.

CHARLOTTE RUSSE HOLDINGS, INC.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

In January 2003, the EITF finalized a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The Company’s accounting methodology has been consistent with the provisions of EITF 02-16; therefore, there was no change required as a result of the issuance of this statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The Company adopted SFAS No. 150 in the fourth quarter of fiscal 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

2. Fixed Assets

A summary of fixed assets is as follows:

	September 27, 2003	September 28, 2002
Leasehold improvements	$103,936,579	$90,503,959
Furniture and fixtures	24,381,457	21,053,245
Equipment and other	27,291,164	21,954,596

	155,609,200	133,511,800
Less: Accumulated depreciation and amortization	(55,590,664)	(37,879,454)

	$100,018,536	$95,632,346

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

3. Goodwill

The following table reconciles the Company’s reported net income and net income per share to amounts that would have been reported had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented after taking into account the related tax impact on the portion of expense that is tax deductible:

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net income	$11,012,802	$22,408,174	$21,490,751
Add back: goodwill amortization	—	—	827,939
Related income tax impact	—	—	(104,651)

Adjusted net income	$11,012,802	$22,408,174	$22,214,039

Basic earnings per share:
Net income per share	$0.52	$1.06	$1.04
Add back: goodwill amortization, net of income tax impact	—	—	$0.04

Adjusted net income per share	$0.52	$1.06	$1.08

Diluted earnings per share:
Net income per share	$0.47	$0.95	$0.92
Add back: goodwill amortization, net of income tax impact	—	—	$0.03

Adjusted net income per share	$0.47	$0.95	$0.95

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

4. Credit Arrangements

Effective February 28, 2003, the Company obtained a $25.0 million unsecured revolving credit facility (the “new credit facility”) to replace the previous $15.0 million unsecured revolving credit agreement with another lender. The new credit facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and matures on March 1, 2006. Interest on the new credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At September 27, 2003, there was no outstanding debt under the new credit facility. The new credit facility requires that the Company maintain certain financial ratios on a quarterly basis and restricts future liens and indebtedness, sales of assets and prohibits dividend payments. As of September 27, 2003, the Company is in compliance with the terms of the credit facility.

Pursuant to the terms of the new credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 27, 2003, there were outstanding letters of credit in the amount of $6.7 million.

5. Store Closing Costs

During fiscal 2003, the Company decided to exit the Charlotte’s Room concept and closed all 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4.9 million; and therefore, $600,000 was reversed into income during the fourth quarter of fiscal 2003. The $4.9 million in closing costs is included in the accompanying consolidated statements of income.

The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. The majority of these assets were disposed of during the third quarter at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the $4.9 million shown in the store closing costs line item on the accompanying statement of income for the fiscal year ended September 27, 2003.

A reconciliation of the initial reserve to the ending liability included in the accompanying consolidated balance sheets at September 27, 2003 is as follows:

Description	Initial Reserve Estimate	Revision to Estimate Based Upon Final Costs	Costs Paid or Settled	Other Adjustments	Ending Reserve
Contract termination costs	$1,787,100	$(432,223)	$(835,459)	$—	$519,418
Employee termination	100,000	—	(18,055)	(81,945)	—
Other associated costs	712,900	(167,777)	(422,690)	160,171	282,604

Store closing costs	$2,600,000	$(600,000)	$(1,276,204)	$78,226	$802,022

The remaining balance of the reserve is expected to be paid or settled during fiscal 2004.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

6. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2004 and 2015. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 amounted to $80,031,516, $62,035,066 and $44,378,390, respectively, including $3,834,060, $1,617,494 and $1,708,916, respectively, of contingent rentals.

As of September 27, 2003, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September
2004	$56,996,608
2005	55,978,814
2006	54,820,713
2007	54,304,027
2008	52,180,154
Thereafter	167,372,564

Total future minimum lease payments	$441,652,880

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

The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event the Company decides to terminate the license agreement prior to the end of the term, the Company may be required to pay a termination fee as specified in the licensing agreement. License fees incurred during the fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001 were $849,405, $926,492, and $690,587, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company is involved from time to time in various claims and lawsuits incidental to the business. Management believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Current:
Federal	$3,077,971	$13,066,537	$12,853,895
State	963,000	2,050,000	2,240,000

	4,040,971	15,116,537	15,093,895
Deferred:
Federal	2,923,000	(680,000)	(1,456,600)
State	77,000	(110,000)	(267,300)

	3,000,000	(790,000)	(1,723,900)

	$7,040,971	$14,326,537	$13,369,995

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Tax at U.S. statutory rates	$6,318,821	$12,857,149	$12,201,261
State income taxes, net of federal tax benefit	668,892	1,253,572	1,343,707
Non-deductible expenses	70,608	36,229	223,295
Other, net	(17,350)	179,587	(398,268)

	$7,040,971	$14,326,537	$13,369,995

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 27, 2003	September 28, 2002
Deferred tax assets:
Inventory	$2,390,955	$1,891,750
Deferred rent	3,803,144	3,371,740
Employee benefit programs	476,357	467,044
State income taxes	121,344	196,000
Other accrued expenses	2,311,344	1,824,861

	9,103,144	7,751,395
Deferred tax liabilities:
Tax over book depreciation	(7,989,238)	(3,854,378)
Intangibles	(1,413,906)	(1,197,017)

	(9,403,144)	(5,051,395)

Net deferred tax assets (liabilities)	$(300,000)	$2,700,000

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

8. Equity

Stock Options

In 1996, the Company established a Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the issuance of shares of Common Stock under incentive stock options and non-qualified stock options. Options vest ratably at 20% per year over five years from the date of the grant, subject to certain acceleration provisions and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices that approximate the fair value of the common shares at the date of grant as determined by the Board of Directors.

In May 1999, the Company established a 1999 Long-Term Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of shares of Common Stock under non-qualified stock options and stock appreciation rights. The exercise price of options shall not be less than 85% of the fair market value at the date of grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. The Company’s Board of Directors determines the vesting and other provisions of option and stock appreciation rights granted under the 1999 Plan. In July 1999, the Company’s Board of Directors resolved that no further stock option grants will be made from the 1996 Plan or the 1999 Plan.

The Company’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of its initial public offering. The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and non-qualified options. The option exercise price of each option shall be determined by the compensation committee of the Board of Directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. Subject to adjustment for stock splits and similar events, the total number of shares of Common Stock that can be issued under the 1999 Equity Incentive Plan is 2,250,000 shares. The terms of these options are substantially the same as other options previously issued.

A summary of the Company’s stock option activity and related information for the plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2000	1,927,600	$3.12
Granted	443,000	15.23
Cancelled	(24,600)	9.93
Exercised	(359,800)	2.69

Outstanding at September 29, 2001	1,986,200	5.82
Granted	586,500	11.84
Cancelled	(66,600)	10.27
Exercised	(388,230)	2.04

Outstanding at September 28, 2002	2,117,870	8.04
Granted	438,000	10.88
Cancelled	(197,300)	5.90
Exercised	(53,000)	11.22

Outstanding at September 27, 2003	2,305,570	$8.35

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

8. Equity (continued)

The following table summarizes information about stock options outstanding as of September 27, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.00 - $4.00	860,170	3.11	$1.47	860,170	$1.47
$7.00 - $13.50	1,238,400	8.35	11.11	330,300	11.15
$18.90 - $27.00	207,000	7.90	20.47	88,000	20.61

Total	2,305,570	6.36	$8.35	1,278,470	$5.29

The weighted average fair value of options granted was $5.41, $5.58, and $9.35 for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

Deferred compensation relating to options granted prior to the Company’s initial public offering is being amortized ratably over the vesting period of the respective options subject to adjustment for cancellations.

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own Common Stock or options on such Common Stock that represents 5% or more of the Company total equity ownership. There were 26,475, 19,730 and 23,535 shares issued under the Plan during the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

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

Shares Reserved for Future Issuance

	September 27, 2003	September 28, 2002
Warrants issued and outstanding	1,965,440	1,965,440
Stock options issued and outstanding	2,305,570	2,117,870
Common shares authorized for future stock option grants	779,500	26,200
Shares authorized for issuance under Employee Stock Purchase Plan	254,328	280,803

Shares reserved for future issuance	5,304,838	4,390,313

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

9. Supplemental Cash Flows Disclosures

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Income tax benefit of stock option transactions	$130,528	$3,197,071	$3,053,585
Cash paid during the year for:
Interest	$39,231	$39,447	$33,800
Income taxes	$7,081,428	$15,955,371	$9,998,757

10. Related Party Transactions

The Company, its Chairman of the Board and two funds managed by Saunders, Karp & Megrue Partners, LLC (“SKM”), entered into a stockholders’ agreement in 1996. This agreement provides that: (1) as long as SKM owns more than 25% but less than 50% of the Company’s outstanding shares, they will have the right to nominate three directors, and (2) as long as SKM owns at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors.

The stockholders agreement grants the Company’s Chairman of the Board certain tag along rights in the event of a private sale by SKM of their shares of Common Stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to SKM and piggyback registration rights to the Chairman of the Board. The Company is responsible for certain costs of registered offerings in which shares are sold by SKM and the Chairman of the Board. Costs attributable to shares sold by SKM and the Chairman of the Board were $450,000 and $462,000 for the fiscal years ended September 28, 2002, September 29, 2001, respectively. There were no such costs during the year ended September 27, 2003. Given the historical nature of this obligation, these costs are treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

The Company expensed a management fee of $250,000 to SKM during each of the three years presented. This fee terminates when SKM owns less than 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants.

For the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, the Company purchased approximately $821,000, $664,000 and $681,000, respectively, of merchandise from a company primarily owned by family members of the Company’s Chairman of the Board. Related accounts payable balances at September 27, 2003 and September 28, 2002 amounted to $14,786 and $900, respectively. These balances are included with Accounts payable, trade in the accompanying consolidated balance sheets.

11. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were approximately $108,500, $89,500 and $80,000 for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

12. Earnings Per Share

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net income	$11,012,802	$22,408,174	$21,490,751
Earnings per share:
Basic	$0.52	$1.06	$1.04
Effect of dilutive stock options	(0.01)	(0.03)	(0.04)
Effect of dilutive warrants	(0.04)	(0.08)	(0.08)

Diluted	$0.47	$0.95	$0.92

Weighted average number of shares:
Basic	21,239,569	21,045,318	20,596,177
Effect of dilutive stock options	485,798	785,434	955,628
Effect of dilutive warrants	1,781,661	1,862,812	1,875,798

Diluted	23,507,028	23,693,564	23,427,603

EXHIBIT INDEX

(a)	Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit	Description
2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)

10.2	Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc. and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as Guarantor, in favor of BankBoston, N.A. as Agent (Exhibit 10.2 to Form 10-Q filed on February 8, 2000)

10.3	Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P. and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.9	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description
10.13	Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

10.14	Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

10.15	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.16	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.18	Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

10.19	Amendment No. 2 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.19 to Form 10-K filed on December 12, 2001)

10.20	Employment Agreement by and between Charlotte Russe Holding, Inc. and Harriet A. Bailiss-Sustarsic dated October 16, 2001(Exhibit 10.20 to Form 10-K filed on December 12, 2001)

10.21	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 20, 2001(Exhibit 10.21 to Form 10-K filed on December 12, 2001)

10.22	Employment Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated October 11, 2001(Exhibit 10.22 to Form 10-K filed on December 12, 2001)

10.23	Employment Agreement by and between Charlotte Russe Holding, Inc. and R. Tina Kernohan dated August 29, 2001(Exhibit 10.23 to Form 10-K filed on December 12, 2001)

10.24	Amendment #1 to Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.24 to Form 10-K filed on December 13, 2001)

10.25	Amendment #2 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.25 to Form 10-Q filed on April 19, 2002)

10.26	Amendment #3 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.26 to Form 10-K filed on December 13, 2002)

10.27	Amendment #1 to License Agreement, dated September 30, 1997, by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.27 to Form 10-K filed on December 13, 2002)

10.28	Business Loan Agreement, dated as of February 28, 2003, between Bank of America, N.A and Charlotte Russe, Inc. (Exhibit 10.28 to Form 10-Q filed on April 21, 2003)

10.29	First Amendment dated as of July 9, 2003, between Bank of America, N.A and Charlotte Russe, Inc. amending the Business Loan Agreement dated as of February 28, 2003. (Exhibit 10.29 to Form 10-Q filed on July 17, 2003)

10.30	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated July 9, 2003. * (Exhibit 10.30 to Form 10-K filed on December 19, 2003)

Exhibit	Description
10.31	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated August 31, 2003. * (Exhibit 10.31 to Form 10-K filed on December 19, 2003)

10.32	Employment Agreement by and between Charlotte Russe, Inc. and Donna Desrosiers dated October 13, 2003.* (Exhibit 10.32 to Form 10-K filed on December 19, 2003)

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Ernst & Young LLP*

24	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.