Form 10-Q
period 2003-12-27
CHARLOTTE RUSSE HOLDING INC
filed 2004-01-26
CIK 1092006

As filed with the Securities and Exchange Commission on January 23, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27677

CHARLOTTE RUSSE HOLDINGS, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of January 21, 2004 was approximately 21,508,000.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 27, 2003	September 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,906,387	$22,967,317
Inventories	34,210,248	34,506,912
Other current assets	4,703,179	5,410,123
Deferred tax assets	5,300,000	5,300,000

Total current assets	84,119,814	68,184,352
Fixed assets, net	102,950,109	100,018,536
Goodwill	28,790,000	28,790,000
Other assets	1,315,831	1,371,894

Total assets	$217,175,754	$198,364,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$19,976,997	$20,928,264
Accounts payable, other	5,383,317	6,457,132
Accrued payroll and related expense	5,922,947	2,526,756
Income and sales taxes payable	7,259,817	2,320,337
Other current liabilities	14,215,779	9,886,267

Total current liabilities	52,758,857	42,118,756
Deferred rent	10,338,604	9,946,860
Other liabilities	317,777	312,777
Deferred tax liabilities	5,600,000	5,600,000

Total liabilities	69,015,238	57,978,393

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,496,882 and 21,290,182 at December 27, 2003 and September 27, 2003, respectively	214,969	212,902
Additional paid-in capital	45,673,871	44,498,540
Deferred compensation	(36,000)	(63,000)
Retained earnings	102,307,676	95,737,947

Total stockholders’ equity	148,160,516	140,386,389

Total liabilities and stockholders’ equity	$217,175,754	$198,364,782

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	$149,290,638	$133,328,636
Cost of goods sold, including buying, distribution and occupancy costs	110,116,571	96,736,973

Gross profit	39,174,067	36,591,663
Selling, general and administrative expenses	28,365,840	24,332,307

Operating income	10,808,227	12,259,356
Other income (expense):
Interest income, net	37,457	8,807
Other charges, net	(75,636)	(62,499)

Total other expense	(38,179)	(53,692)

Income before income taxes	10,770,048	12,205,664
Income taxes	4,200,319	4,760,209

Net income	$6,569,729	$7,445,455

Earnings per share:
Basic	$0.31	$0.35

Diluted	$0.28	$0.32

Weighted average shares outstanding:
Basic	21,364,041	21,215,219

Diluted	23,752,905	23,513,112

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Operating Activities
Net income	$6,569,729	$7,445,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,678,255	3,900,720
Deferred rent	391,744	509,745
Amortization of deferred compensation	27,000	27,000
Loss on disposal of assets	78,533	163,660
Changes in operating assets and liabilities:
Inventories	296,664	8,140,697
Other current assets	706,944	(1,858,030)
Accounts payable, trade	(951,267)	(5,047,602)
Accounts payable, other	(1,073,815)	(1,585,050)
Accrued payroll and related expense	3,396,191	1,987,514
Income and sales taxes payable	5,139,711	6,216,162
Other current liabilities	4,329,512	3,816,268
Other liabilities	5,000	15,000

Net cash provided by operating activities	23,594,201	23,731,539

Investing Activities
Purchases of fixed assets	(7,666,230)	(4,468,682)
Other assets	33,932	59,238

Net cash used in investing activities	(7,632,298)	(4,409,444)

Financing Activities
Proceeds from issuance of common stock	977,167	32,500

Net cash provided by financing activities	977,167	32,500

Net increase in cash and cash equivalents	16,939,070	19,354,595
Cash and cash equivalents at beginning of the period	22,967,317	13,553,480

Cash and cash equivalents at end of the period	$39,906,387	$32,908,075

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 27, 2003.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 27, 2003 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 27, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2003.

2. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three months ended December 27, 2003 and December 28, 2002 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended
	December 27, 2003	December 28, 2002
Net income as reported	$6,569,729	$7,445,455
SFAS 123 expense	268,400	275,110

Pro forma net income	$6,301,329	$7,170,345

Net income per share basic as reported	$0.31	$0.35
Pro forma	$0.29	$0.34
Net income per share diluted as reported	$0.28	$0.32
Pro forma	$0.27	$0.30

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Stock Based Compensation — Continued

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

	Three Months Ended
	December 27, 2003	December 28, 2002
Risk free interest rate	3.20%	2.75%
Dividend yield	0%	0%
Expected volatility	66%	65%
Weighted average expected life	4 years	4 years

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

3. Net Income Per Common Share

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

	Three Months Ended
	December 27, 2003	December 28, 2002
Net income	$6,569,729	$7,445,455

Earnings per share:
Basic	$0.31	$0.35
Effect of dilutive stock options	(0.01)	(0.01)
Effect of dilutive warrants	(0.02)	(0.02)

Diluted	$0.28	$0.32

Weighted average number of shares:
Basic	21,364,041	21,215,219
Effect of dilutive stock options	570,980	506,711
Effect of dilutive warrants	1,817,884	1,791,182

Diluted	23,752,905	23,513,112

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4. Recent Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

5. Store Closing Costs

During fiscal 2003, the Company decided to exit the Charlotte’s Room concept and closed all 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. During fiscal 2003, the final settlement was estimated to be $4.9 million and was included in the results of operations for the fiscal year ended September 27, 2003.

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

A reconciliation of the initial reserve to the ending liability is as follows:

Description	Initial Reserve Estimate	Revision to Estimate Based Upon Final Costs	Costs Paid or Settled	Other Adjustments	Ending Reserve
Contract termination costs	$1,787,100	$(432,223)	$(907,826)	$—	$447,051
Employee termination	100,000	—	(18,055)	(81,945)	—
Other associated costs	712,900	(167,777)	(430,978)	160,171	274,316

Store closing costs	$2,600,000	$(600,000)	$(1,356,859)	$78,226	$721,367

6. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our operating results, expressed as a percentage of net sales and store information for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	100.0%	100.0%
Cost of goods sold	73.8	72.6

Gross profit	26.2	27.4
Selling, general and administrative expenses	19.0	18.2

Operating income	7.2	9.2
Interest income, net	0.0	0.0
Other charges, net	0.0	0.0

Income before income taxes	7.2	9.2
Income taxes	2.8	3.6

Net income	4.4%	5.6%

Number of stores open at end of period	329	268

Three Months Ended December 27, 2003 Compared to the Three Months Ended December 28, 2002

Net Sales. Our net sales increased to $149.3 million from $133.3 million, an increase of $16.0 million, or 12%, over the same period last year. This increase reflects $25.1 million of additional net sales from the 18 new stores opened during the three months ended December 27, 2003, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 7.6% decrease in comparable store sales, which resulted in decreased sales of $9.1 million compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $39.2 million from $36.6 million, an increase of $2.6 million, or 7.1%, over the same period last year. This increase was the result of higher net sales and increased initial mark-ups, offset, in part, by increases to markdown expense and higher occupancy expenses. As a percentage of net sales, gross profit decreased to 26.2% from 27.4%. The decrease as a percentage of net sales was principally due to higher occupancy expenses as these relatively fixed charges were spread over a smaller average store sales base.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $28.4 million from $24.3 million, an increase of $4.1 million, or 16.6%, over the same period last year. This increase was attributable to increased corporate and marketing expenses and new store expansion. As a percentage of net sales, selling, general and administrative expenses increased to 19.0% from 18.3%, primarily due to increased store payroll expense.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2003.

Net Income. Our net income declined to $6.6 million from $7.4 million for the same quarter last year. The decrease was primarily due to an increase in occupancy expenses and selling, general and administrative expenses, which offset an increase to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to the rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of December 27, 2003, we had working capital of approximately $31.4 million which included cash and cash equivalents of $39.9 million.

Net cash provided by operations was $23.6 million for the three months ended December 27, 2003 compared with $23.7 million during the three months ended December 28, 2002. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances, specifically the timing of income tax payments, increases in accrued payroll and other current liabilities, offset by decreases in accounts payable, trade and other. Net cash used in investing activities was $7.6 million for the three months ended December 27, 2003, compared with $4.4 million in the three months ended December 28, 2002. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

In the three months ended December 27, 2003 and December 28, 2002, we opened 18 and 17 new stores, respectively. During fiscal 2004, we plan to open at least 50 new Charlotte Russe and Rampage stores. We anticipate that total capital expenditures during fiscal 2004 will be approximately $25.0 million. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

Net cash provided by financing activities was $1.0 million for the three months ended December 27, 2003 compared with $32,500 for three months ended December 28, 2002. Financing activities represent the proceeds of stock option exercises.

Effective February 28, 2003, the Company obtained a $25.0 million unsecured revolving credit facility (the “new credit facility”) to replace the previous $15.0 million unsecured revolving credit agreement with another lender. The new credit facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and matures on March 1, 2006. Interest on the new credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At December 27, 2003, there was no outstanding debt under the new credit facility. The new credit facility requires that the Company maintain certain financial ratios on a quarterly basis and restricts future liens and indebtedness, sales of assets and prohibits dividend payments. As of December 27, 2003, the Company is in compliance with the terms of the credit facility.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2004. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the $25.0 million unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at December 27, 2003 totaled approximately $4.8 million, including $1.7 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of December 27, 2003 (000’s):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$456,606	$59,914	$115,388	$112,186	$169,118
Other long-term obligations	6,644	456	1,500	1,500	3,188

	$463,250	$60,370	$116,888	$113,686	$172,306

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

Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all such units. We utilize the retail method of accounting for our inventory valuation that inherently reduces the inventories’ carrying value as markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns, which we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

We also provide for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The carrying values of investments in our stores (principally leasehold improvements and equipment) and other assets are reviewed for impairment on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time.

During fiscal 2003, we decided to exit the Charlotte’s Room concept and closed 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4.9 million; therefore, $600,000 was reversed into income during the fourth quarter of fiscal 2003. The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. These assets were disposed of during the third quarter of fiscal 2003 at approximately the estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 27, 2003, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

We believe our market risk exposure is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 27, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the three month period ended December 27, 2003, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES

Unregistered Sales of Securities

None.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the revolving credit facility and amendment, stock dividends and distributions are prohibited. Cash dividends and capital stock redemptions are not permitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated October 23, 2003, describing its results of operations for the fourth quarter of fiscal 2003 ended September 27, 2003 and the hiring of Brad Cunningham as General Merchandise Manager for the Rampage chain.

Current Report on Form 8-K, dated December 23, 2003, announcing that Charlotte Russe Holding, Inc. filed a shelf registration statement with the Securities and Exchange Commission with respect to the offering of up to 4,000,000 shares of common stock held by certain affiliates of Saunders Karp & Megrue.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 23rd day of January, 2004.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer