Form 10-K/A
period 2003-09-27
CHARLOTTE RUSSE HOLDING INC
filed 2004-03-12
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $98,408,000.

Number of shares of common stock outstanding as of December 15, 2003 was 21,496,882.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

Charlotte Russe Holdings, Inc. (the “Company”) is filing this amendment to the Annual Report on Form 10-K for the fiscal year ended September 27, 2003 (the “Form 10-K”) to amend disclosure with respect to the cover page, amounts shown in net sales analysis on page 14, and Item 9A. Controls and Procedures.

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

Fiscal Year Ended September 27, 2003 Compared to Fiscal Year Ended September 28, 2002

Net Sales. Our net sales increased to $456.6 million from $409.4 million, an increase of $47.2 million or 11.5%, over the prior fiscal year. This increase reflects $85.4 million of additional net sales from 70 new stores opened during fiscal 2003 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 10.1% decline in comparable store sales, which resulted in decreased sales of $38.2 million compared to the prior fiscal year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based upon an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended September 27, 2003 the Company’s disclosure controls and procedures are effective.

During the fiscal year ended September 27, 2003, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 12th day of March, 2004.

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

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	$456,622,115	$409,381,895	$324,825,186
Cost of goods sold, including buying, distribution and occupancy costs	342,621,003	296,005,383	226,065,816

Gross profit	114,001,112	113,376,512	98,759,370
Selling, general and administrative expenses	90,896,124	76,516,238	63,181,587
Store closing costs	4,900,000	—	—
Amortization of goodwill	—	—	827,939

Operating income	18,204,988	36,860,274	34,749,844
Other income (expense):
Interest income, net	118,718	164,062	425,130
Other charges, net	(269,933)	(289,625)	(314,228)

Total other income (expense)	(151,215)	(125,563)	110,902

Income before income taxes	18,053,773	36,734,711	34,860,746
Income taxes	7,040,971	14,326,537	13,369,995

Net income	$11,012,802	$22,408,174	$21,490,751

Earnings per share:
Basic	$0.52	$1.06	$1.04

Diluted	$0.47	$0.95	$0.92

Weighted average shares outstanding:
Basic	21,239,569	21,045,318	20,596,177
Diluted	23,507,028	23,693,564	23,427,603

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 1, 2000	20,319,412	$203,194	$33,980,470	$(516,000)	$40,826,220	$74,493,884
Public offering of stock	100,000	1,000	1,785,000	—	—	1,786,000
Stock option transactions, including tax benefits	359,800	3,599	4,019,237	—	—	4,022,836
Amortization of deferred compensation	—	—	—	144,000	—	144,000
Issuance of stock under employee stock purchase plan	23,535	235	253,757	—	—	253,992
Net income and comprehensive income	—	—	—	—	21,490,751	21,490,751

Balance at September 29, 2001	20,802,747	$208,028	$40,038,464	$(372,000)	$62,316,971	$102,191,463
Stock option transactions, including tax benefits	388,230	3,882	3,985,370	—	—	3,989,252
Amortization and adjustment of deferred compensation	—	—	(93,000)	201,000	—	108,000
Issuance of stock under employee stock purchase plan	19,730	197	312,663	—	—	312,860
Stock offering costs	—	—	(450,000)	—	—	(450,000)
Net income and comprehensive income	—	—	—	—	22,408,174	22,408,174

Balance at September 28, 2002	21,210,707	$212,107	$43,793,497	$(171,000)	$84,725,145	$128,559,749
Stock option transactions, including tax benefits	53,000	530	467,646	—	—	468,176
Amortization of deferred compensation	—	—	—	108,000	—	108,000
Issuance of stock under employee stock purchase plan	26,475	265	237,397		—	237,662
Net income and comprehensive income	—	—	—	—	11,012,802	11,012,802

Balance at September 27, 2003	21,290,182	$212,902	$44,498,540	$(63,000)	$95,737,947	$140,386,389

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