Form 10-Q/A
period 2003-12-27
CHARLOTTE RUSSE HOLDING INC
filed 2004-03-12
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Charlotte Russe Holdings, Inc. (the “Company”) is filing this amendment to the Quarterly Report on Form 10-Q for the three months ended December 27, 2003 (the “Form 10-Q”) to amend disclosure with respect to Item 4. Controls and Procedures and Exhibits 31.1 and 31.2.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003 and Form 10-K/A, filed with the Securities and Exchange Commission on March 12, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b) the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 27, 2003, the Company’s disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 12th day of March, 2004.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer