Form 10-Q
period 2004-03-27
CHARLOTTE RUSSE HOLDING INC
filed 2004-04-16
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

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

The number of shares of common stock outstanding as of April 9, 2004 was approximately 21,524,000.

CHARLOTTE RUSSE HOLDING, INC.

TAB LE OF CONTENTS

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 27, 2004	September 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,980,029	$22,967,317
Inventories	37,644,811	34,506,912
Other current assets	2,894,129	5,410,123
Deferred tax assets	5,800,000	5,300,000

Total current assets	87,318,969	68,184,352
Fixed assets, net	100,316,252	100,018,536
Goodwill	28,790,000	28,790,000
Other assets	1,872,398	1,371,894

Total assets	$218,297,619	$198,364,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$30,788,406	$20,928,264
Accounts payable, other	2,615,371	6,457,132
Accrued payroll and related expense	4,465,854	2,526,756
Income and sales taxes payable	3,620,315	2,320,337
Other current liabilities	10,622,221	9,886,267

Total current liabilities	52,112,167	42,118,756
Deferred rent	10,933,875	9,946,860
Other liabilities	317,777	312,777
Deferred tax liabilities	6,300,000	5,600,000

Total liabilities	69,663,819	57,978,393
Commitments and contingencies
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,524,220 and 21,290,182 at March 27, 2004 and September 27, 2003, respectively	215,242	212,902
Additional paid-in capital	46,108,154	44,498,540
Deferred compensation	(9,000)	(63,000)
Retained earnings	102,319,404	95,737,947

Total stockholders’ equity	148,633,800	140,386,389

Total liabilities and stockholders’ equity	$218,297,619	$198,364,782

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	$118,776,591	$93,098,703	$268,067,229	$226,427,339
Cost of goods sold, including buying, distribution and occupancy costs	93,767,147	74,841,538	203,883,718	171,578,511

Gross profit	25,009,444	18,257,165	64,183,511	54,848,828

Selling, general and administrative expenses	25,321,803	20,752,893	53,687,643	45,085,200
Store closing costs	(325,000)	5,500,000	(325,000)	5,500,000

Operating income (loss)	12,641	(7,995,728)	10,820,868	4,263,628
Other income (expense):
Interest income, net	80,852	22,598	118,309	31,405
Other charges, net	(74,268)	(72,649)	(149,904)	(135,148)

Total other expense	6,584	(50,051)	(31,595)	(103,743)

Income (loss) before income taxes	19,225	(8,045,779)	10,789,273	4,159,885

Income taxes (benefit)	7,497	(3,137,854)	4,207,816	1,622,355

Net income (loss)	$11,728	$(4,907,925)	$6,581,457	$2,537,530

Earnings (loss) per share:
Basic	$0.00	$(0.23)	$0.31	$0.12

Diluted	$0.00	$(0.23)	$0.28	$0.11

Weighted average shares outstanding:
Basic	21,510,966	21,236,375	21,437,504	21,225,797

Diluted	23,899,664	21,236,375	23,827,491	23,494,120

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Operating Activities
Net income (loss)	$11,728	$(4,907,925)	$6,581,457	$2,537,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,651,556	3,909,443	9,329,811	7,810,163
Deferred rent	595,271	179,560	987,015	689,305
Amortization of deferred compensation	27,000	27,000	54,000	54,000
Loss on impairment and disposal of assets	14,842	3,072,136	93,375	3,235,796
Deferred income taxes	200,000	3,100,000	200,000	3,100,000
Changes in operating assets and liabilities:
Inventories	(3,434,563)	(9,505,060)	(3,137,899)	(1,364,363)
Other current assets	1,809,050	(3,683,531)	2,515,994	(5,541,561)
Accounts payable, trade	10,811,409	6,702,297	9,860,142	1,654,695
Accounts payable, other	(2,767,946)	189,766	(3,841,761)	(1,395,284)
Accrued payroll and related expense	(1,457,093)	(2,040,109)	1,939,098	(52,595)
Income and sales taxes payable	(3,446,928)	(5,874,529)	1,692,783	341,633
Other current liabilities	(3,593,558)	(324,832)	735,954	3,491,436
Other liabilities	—	58,894	5,000	73,894

Net cash provided by (used in) operating activities	3,420,768	(9,096,890)	27,014,969	14,634,649

Investing Activities
Purchases of fixed assets	(2,010,411)	(6,203,399)	(9,676,641)	(10,672,081)
Other assets	(578,697)	(45,781)	(544,765)	13,457

Net cash used in investing activities	(2,589,108)	(6,249,180)	(10,221,406)	(10,658,624)

Financing Activities
Proceeds from issuance of common stock	241,982	131,570	1,219,149	164,070

Net cash provided by financing activities	241,982	131,570	1,219,149	164,070

Net increase (decrease) in cash and cash equivalents	1,073,642	(15,214,500)	18,012,712	4,140,095
Cash and cash equivalents at beginning of the period	39,906,387	32,908,075	22,967,317	13,553,480

Cash and cash equivalents at end of the period	$40,980,029	$17,693,575	$40,980,029	$17,693,575

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended March 27, 2004 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 27, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2003 and Form 10-K/A, filed with the Securities Exchange Commission on March 12, 2004.

2. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three and six months ended March 27, 2004 and March 29, 2003 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income (loss) as reported	$11,728	$(4,907,925)	$6,581,457	$2,537,530
Less: stock-based compensation expense for all awards, net of related tax effects	(279,380)	(278,160)	(564,250)	(570,350)

Pro forma net income (loss)	$(267,652)	$(5,186,085)	$6,017,207	$1,967,180

Basic earnings (loss) per share	$0.00	$(0.23)	$0.31	$0.12
Pro forma	$(0.01)	$(0.24)	$0.28	$0.09
Diluted earnings (loss) per share	$0.00	$(0.23)	$0.28	$0.11
Pro forma	$(0.01)	$(0.24)	$0.25	$0.08

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

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

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Risk free interest rate	3.20%	2.75%	3.20%	2.75%
Dividend yield	—	—	—	—
Expected volatility	66.0%	65.0%	66.0%	65.0%
Weighted average expected life	4 years	4 years	4 years	4 years

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

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income (loss)	$11,728	$(4,907,925)	$6,581,457	$2,537,530

Earnings (loss) per share:
Basic	$0.00	$(0.23)	$0.31	$0.12
Effect of dilutive stock options	—	—	(0.01)	—
Effect of dilutive warrants	—	—	(0.02)	(0.01)

Diluted	$0.00	$(0.23)	$0.28	$0.11

Weighted average number of shares:
Basic	21,510,966	21,236,375	21,437,504	21,225,797
Effect of dilutive stock options	560,476	—	566,746	487,439
Effect of dilutive warrants	1,828,222	—	1,823,241	1,780,884

Diluted	23,899,664	21,236,375	23,827,491	23,494,120

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Anti-dilutive options	229,965	1,153,733	229,625	893,191

4. Recent Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN No. 46 did not have an impact on the Company’s consolidated financial position or results of operations.

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

The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets, principally leasehold improvements. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. The majority of these assets were disposed of during the third quarter at approximately the estimated fair value.

During the second quarter of fiscal 2004, the Company revised the estimate of the reserve requirement for Charlotte’s Room closure costs. As a result, the Company recorded a reversal of the reserve to income in the amount of $325,000. This income was included in the results of operations for the quarter ended March 27, 2004.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

A reconciliation of the initial reserve to the ending liability, as of March 27, 2004, is as follows:

Description	Initial Reserve Estimate	Revisions to Estimate Based Upon Final Costs	Costs Paid or Settled	Other Adjustments	Ending Reserve
Contract termination costs	$1,787,100	$(490,677)	$(1,153,285)	$—	$143,138
Employee termination	100,000	—	(18,055)	(81,945)	—
Other associated costs	712,900	(434,323)	(433,900)	160,171	4,846

Store closing costs	$2,600,000	$(925,000)	$(1,605,240)	$78,226	$147,984

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

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report that are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “future,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and consumer preferences especially with respect to the impact of economic weakness on consumer spending, as well as projections relating to our anticipated rate of new store openings, anticipated store opening costs, capital expenditures, inventory turnover rates and vendor delivery times. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on March 12, 2004.

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

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.9	80.4	76.1	75.8

Gross profit	21.1	19.6	23.9	24.2
Selling, general and administrative expenses	21.4	22.3	20.0	19.9
Store closing costs	(0.3)	5.9	(0.1)	2.4

Operating income	0.0	(8.6)	4.0	1.9
Interest income, net	0.1	0.0	0.0	0.0
Other charges, net	(0.1)	0.0	0.0	(0.1)

Income (loss) before income taxes	0.0	(8.6)	4.0	1.8
Income taxes (benefit)	0.0	(3.3)	1.5	0.7

Net income (loss)	0.0%	(5.3)%	2.5%	1.1%

Number of stores open at end of period	335	280	335	280

Three Months Ended March 27, 2004 Compared to the Three Months Ended March 29, 2003

Net Sales. Our net sales increased to $118.8 million from $93.1 million, an increase of $25.7 million, or 27.6%, over the same period last year. This increase reflects $22.5 million of additional net sales from the 6 new stores opened during the three months ended March 27, 2004, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 3.5% and contributed $3.2 million to the net sales increase during the three months ended March 27, 2004 as compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $25.0 million from $18.3 million, an increase of $6.7 million, or 37.0%, over the same period last year. This increase was the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit increased to 21.1% from 19.6%. The increase as a percentage of net sales was principally due to higher initial mark-ups and the impact of leveraging store occupancy costs, distribution costs and buying expenses as we achieved higher average sales per store. These improvements were partially offset by higher markdown and shrinkage expenses.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $25.3 million from $20.8 million, an increase of $4.5 million, or 22.0%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% from 22.3%, primarily due to the impact of leveraging corporate expenses over increased sales and improvements in store operating expenses.

Store Closing Costs. Our store closing costs reflects a $325,000 reversal of the Charlotte’s Room reserve for closing costs based upon a revision to the estimate for the reserve requirement.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2003.

Net Income. Our net income increased to approximately $12,000 from a loss of $4.9 million for the same quarter last year. This increase was primarily due to the reduction in store closing costs and increase in gross profit, which was partially offset by an increase in selling, general and administrative expenses and a reduction in income tax benefit accruals.

Six Months Ended March 27, 2004 Compared to the Six Months Ended March 29, 2003

Net Sales. Our net sales increased to $268.1 million from $226.4 million, an increase of $41.7 million, or 18.4%, over the same period last year. This increase reflects $47.6 million of additional net sales from the 24 new stores opened during the six months ended March 27, 2004, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 2.8% decrease in comparable store sales, which resulted in a decrease in sales of $5.9 million compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $64.2 million from $54.8 million, an increase of $9.4 million, or 17.0%, over the same period last year. This increase was the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit decreased to 23.9% from 24.2%. The decrease as a percentage of net sales was principally due to the impact of higher store occupancy costs as these relatively fixed charges were spread over smaller average sales per store, and increased markdown expense. This decrease was partially offset by higher initial mark-ups.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $53.7 million from $45.1 million, an increase of $8.6 million, or 19.1%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% from 19.9%, primarily due to increased store payroll and corporate expenses.

Store Closing Costs. Our store closing costs reflects a $325,000 reversal of the Charlotte’s Room reserve for closing costs based upon a revision to the estimate of the reserve requirement.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2003.

Net Income. Our net income increased to $6.6 million from $2.5 million for the same period last year. The increase was primarily due to the reduction in store closing costs and an increase in gross profit, which was partially offset by an increase in selling, general and administrative expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to the rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of March 27, 2004, we had working capital of approximately $35.2 million which included cash and cash equivalents of $41.0 million.

Net cash provided by operations was $27.0 million for the six months ended March 27, 2004 compared with $14.6 million during the six months ended March 29, 2003. Cash flows from operating activities for the period were primarily generated by income from operations and changes in working capital account balances, specifically increases in accounts payable, trade, increases in accrued payroll and other current liabilities, offset by decreases in inventories and accounts payable, other. Net cash used in investing activities was $10.2 million for the six months ended March 27, 2004, compared with $10.7 million in the six months ended March 29, 2003. Cash used in investing activities primarily represents capital expenditures for store openings, store remodeling, and fixtures.

In the six months ended March 27, 2004 and March 29, 2003, we opened 24 and 29 new stores, respectively. During fiscal 2004, we plan to open approximately 50 new Charlotte Russe and Rampage stores. We project that total capital expenditures during fiscal 2004 will be approximately $28.0 million, of which $9.7 million has been spent during the six months ended March 27, 2004. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

Net cash provided by financing activities was $1.2 million for the six months ended March 27, 2004 compared with $164,000 for six months ended March 29, 2003. Financing activities represent the proceeds of stock option exercises.

Effective February 28, 2003, the Company obtained a $25.0 million unsecured revolving credit facility (the “new credit facility”) to replace the previous $15.0 million unsecured revolving credit agreement with another lender. The new credit facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and matures on March 1, 2006. Interest on the new credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At March 27, 2004, there was no outstanding debt under the new credit facility. The new credit facility requires that the Company maintain certain financial ratios on a quarterly basis and restricts future liens and indebtedness, sales of assets and prohibits dividend payments. As of March 27, 2004, the Company is in compliance with the terms of the credit facility.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2004. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the $25.0 million unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at March 27, 2004 totaled approximately $3.5 million, including $2.6 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of March 27, 2004:

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$457,231	$61,513	$118,374	$114,086	$163,258
Other long-term obligations	6,563	750	1,500	1,500	2,813

	$463,794	$62,263	$119,874	$115,586	$166,071

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

During fiscal 2003, we decided to exit the Charlotte’s Room concept and closed 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4.6 million. As a result, $600,000 was reversed into income during the fourth quarter of fiscal 2003, and $325,000 was reversed into income in the second quarter of fiscal 2004. The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. These assets were disposed of during the third quarter of fiscal 2003 at approximately the estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements after January 31, 2003. Since January 31, 2003, we have not invested in any entities it believes are variable interest entities for which we are the primary beneficiary. For all arrangements entered into entered into after January 31, 2003, we were required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We were required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN No. 46 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 27, 2004, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b) the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended March 27, 2004, our disclosure controls and procedures are effective.

During the three month period ended March 27, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

We held our Annual Meeting on February 10, 2004. At the Annual Meeting, seven directors were elected to the Board of Directors with 19,327,974 votes tendered or 89.9% of shares outstanding. There were 1,213,084 shares not voted with no abstentions or broker non-votes.

Name of Director	Votes For	Votes Withheld
Bernard Zeichner	16,754,659	3,540,227
Mark A. Hoffman	16,940,863	3,354,023
Paul R. Del Rossi	19,167,199	1,127,687
W. Thomas Gould	19,022,399	1,272,487
Allan W. Karp	17,701,178	2,593,708
Leonard H. Mogil	19,022,399	1,272,487
David J. Oddi	17,715,178	2,579,708

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 16th day of April, 2004.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER

Daniel T. Carter Executive Vice President and Chief Financial Officer