Form 10-Q
period 2004-06-26
CHARLOTTE RUSSE HOLDING INC
filed 2004-07-16
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

The number of shares of common stock outstanding as of July 14, 2004 was approximately 21,591,000.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 26, 2004	September 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,215,339	$22,967,317
Inventories	39,250,246	34,506,912
Other current assets	4,649,833	5,410,123
Deferred tax assets	6,000,000	5,300,000

Total current assets	90,115,418	68,184,352
Fixed assets, net	100,835,944	100,018,536
Goodwill	28,790,000	28,790,000
Other assets	1,936,745	1,371,894

Total assets	$221,678,107	$198,364,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$28,412,361	$20,928,264
Accounts payable, other	2,026,738	6,457,132
Accrued payroll and related expense	5,885,084	2,526,756
Income and sales taxes payable	2,023,046	2,320,337
Other current liabilities	10,982,861	9,886,267

Total current liabilities	49,330,090	42,118,756
Deferred rent	11,190,660	9,946,860
Other liabilities	43,893	312,777
Deferred tax liabilities	6,400,000	5,600,000

Total liabilities	66,964,643	57,978,393
Commitments and contingencies
Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,582,370 and 21,290,182 at June 26, 2004 and September 27, 2003, respectively.	215,824	212,902
Additional paid-in capital	46,665,306	44,498,540
Deferred compensation	—	(63,000)
Retained earnings	107,832,334	95,737,947

Total stockholders’ equity	154,713,464	140,386,389

Total liabilities and stockholders’ equity	$221,678,107	$198,364,782

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$133,043,878	$107,185,543	$401,111,107	$333,612,882
Cost of goods sold, including buying, distribution and occupancy costs	96,719,620	80,893,361	300,603,338	252,471,872

Gross profit	36,324,258	26,292,182	100,507,769	81,141,010
Selling, general and administrative expenses	27,304,403	21,715,953	80,992,046	66,801,153
Store closing costs	—	—	(325,000)	5,500,000

Operating income	9,019,855	4,576,229	19,840,723	8,839,857
Other income (expense):
Interest income, net	80,234	26,059	198,543	57,464
Other charges, net	(62,498)	(55,964)	(212,402)	(191,112)

Total other income (expense)	17,736	(29,905)	(13,859)	(133,648)

Income before income taxes	9,037,591	4,546,324	19,826,864	8,706,209
Income taxes	3,524,661	1,773,066	7,732,477	3,395,421

Net income	$5,512,930	$2,773,258	$12,094,387	$5,310,788

Earnings per share:
Basic	$0.26	$0.13	$0.56	$0.25

Diluted	$0.23	$0.12	$0.51	$0.23

Weighted average shares outstanding:
Basic	21,551,135	21,237,310	21,475,381	21,229,635

Diluted	24,081,514	23,462,555	23,925,425	23,480,988

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Operating Activities
Net income	$5,512,930	$2,773,258	$12,094,387	$5,310,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,897,217	4,101,960	14,227,028	11,912,123
Deferred rent	256,785	140,170	1,243,800	829,475
Amortization of deferred compensation	9,000	27,000	63,000	81,000
Loss on impairment and disposal of assets	443,240	12,042	536,615	3,247,838
Deferred income taxes	(100,000)	400,000	100,000	3,500,000
Changes in operating assets and liabilities:
Inventories	(1,605,435)	5,622,455	(4,743,334)	4,258,092
Other current assets	(1,755,704)	53,253	760,290	(5,488,308)
Accounts payable, trade	(2,376,045)	(10,744,600)	7,484,097	(9,089,905)
Accounts payable, other	(588,633)	1,143,018	(4,430,394)	(252,266)
Accrued payroll and related expense	1,419,230	1,472,631	3,358,328	1,420,036
Income and sales taxes payable	(1,296,110)	(3,737)	396,673	337,896
Other current liabilities	360,640	(681,752)	1,096,594	2,809,684
Other liabilities	(273,884)	15,000	(268,884)	88,894

Net cash provided by operating activities	4,903,231	4,330,698	31,918,200	18,965,347
Investing Activities
Purchases of fixed assets	(5,838,019)	(4,618,807)	(15,514,660)	(15,290,888)
Other assets	(86,477)	46,273	(631,242)	59,730

Net cash used in investing activities	(5,924,496)	(4,572,534)	(16,145,902)	(15,231,158)
Financing Activities
Stock offering costs	(250,000)	—	(250,000)	—
Proceeds from issuance of common stock	506,575	6,999	1,725,724	171,069

Net cash provided by financing activities	256,575	6,999	1,475,724	171,069

Net increase (decrease) in cash and cash equivalents	(764,690)	(234,837)	17,248,022	3,905,258
Cash and cash equivalents at beginning of the period	40,980,029	17,693,575	22,967,317	13,553,480

Cash and cash equivalents at end of the period	$40,215,339	$17,458,738	$40,215,339	$17,458,738

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine month periods ended June 26, 2004 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 27, 2003 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities Exchange Commission on March 12, 2004.

2. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three and nine months ended June 26, 2004 and June 28, 2003 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income as reported	$5,512,930	$2,773,258	$12,094,387	$5,310,788
Less: stock-based compensation expense for all awards, net of related tax effects	(367,000)	(173,000)	(1,004,000)	(718,000)

Pro forma net income	$5,145,930	$2,600,258	$11,090,387	$4,592,788

Basic earnings per share	$0.26	$0.13	$0.56	$0.25
Pro forma	$0.24	$0.12	$0.52	$0.22
Diluted earnings per share	$0.23	$0.12	$0.51	$0.23
Pro forma	$0.21	$0.11	$0.46	$0.20

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

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Risk free interest rate	3.31%	2.75%	3.31%	2.75%
Dividend yield	—	—	—	—
Expected volatility	67%	65%	67%	65%
Weighted average expected life	4 years	4 years	4 years	4 years

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

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$5,512,930	$2,773,258	$12,094,387	$5,310,788

Earnings per share:
Basic	$0.26	$0.13	$0.56	$0.25
Effect of dilutive stock options	(0.01)	—	(0.01)	—
Effect of dilutive warrants	(0.02)	(0.01)	(0.04)	(0.02)

Diluted	$0.23	$0.12	$0.51	$0.23

Weighted average number of shares:
Basic	21,551,135	21,237,310	21,475,381	21,229,635
Effect of dilutive stock options	672,992	466,324	613,505	477,252
Effect of dilutive warrants	1,857,387	1,758,921	1,836,539	1,774,101

Diluted	24,081,514	23,462,555	23,925,425	23,480,988

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Anti-dilutive options	206,103	1,122,081	211,075	887,214

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

During the second quarter of fiscal 2004, the Company revised the estimate of the reserve requirement for Charlotte’s Room closure costs. As a result, the Company recorded a reversal of the reserve to income in the amount of $325,000. This income was included in the results of operations during the second quarter ended March 27, 2004.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Store Closing Costs (continued)

A reconciliation of the initial reserve to the ending liability, as of June 26, 2004, is as follows:

Description	Initial Reserve Estimate	Revisions to Estimate Based Upon Final Costs	Costs Paid or Settled	Other Adjustments	Ending Reserve
Contract termination costs	$1,787,100	$(490,677)	$(1,153,285)	$—	$143,138
Employee termination	100,000	—	(18,055)	(81,945)	—
Other associated costs	712,900	(434,323)	(433,900)	160,237	4,914

Store closing costs	$2,600,000	$(925,000)	$(1,605,240)	$78,292	$148,052

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

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.7	75.5	74.9	75.7

Gross profit	27.3	24.5	25.1	24.3
Selling, general and administrative expenses	20.5	20.2	20.2	20.0
Store closing costs	0.0	0.0	(0.1)	1.6

Operating income	6.8	4.3	5.0	2.7
Interest income, net	0.1	0.0	0.0	0.0
Other charges, net	(0.1)	0.0	(0.1)	(0.1)

Income before income taxes	6.8	4.3	4.9	2.6
Income taxes	2.7	1.7	1.9	1.0

Net income	4.1%	2.6%	3.0%	1.6%

Number of stores open at end of period	342	293	342	293

Three Months Ended June 26, 2004 Compared to the Three Months Ended June 28, 2003

Net Sales. Our net sales increased to $133.0 million from $107.2 million, an increase of $25.8 million, or 24.1%, over the same period last year. This increase reflects $19.0 million of additional net sales from the 7 new stores opened during the three months ended June 26, 2004, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 7.1% and contributed $6.8 million to the net sales increase during the three months ended June 26, 2004 as compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $36.3 million from $26.3 million, an increase of $10 million, or 38.2%, over the same period last year. This increase was the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit increased to 27.3% from 24.5%. The increase in gross profit as a percentage of net sales was principally due to lower store occupancy expenses, higher gross margins and lower distribution expenses.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $27.3 million from $21.7 million, an increase of $5.6 million, or 25.7%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% from 20.3%, primarily due to increased corporate expenses and increased store payroll expense.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2003.

Net Income. Our net income increased to approximately $5.5 million from $2.8 million, an increase of $2.7 million, or 99%, for the same quarter last year. This increase was primarily due to an increase in gross profit, and was partially offset by an increase in selling, general and administrative expenses and income tax expense.

Nine Months Ended June 26, 2004 Compared to the Nine Months Ended June 28, 2003

Net Sales. Our net sales increased to $401.1 million from $333.6 million, an increase of $67.5 million, or 20.2%, over the same period last year. This increase reflects $66.6 million of additional net sales from 31 new stores opened during the nine months ended June 26, 2004, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. Our comparable store sales increased by 0.3% and contributed $0.9 million to the net sales increase during the nine months ended June 26, 2004 as compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $100.5 million from $81.1 million, an increase of $19.4 million, or 23.9%, over the same period last year. This increase was the result of higher net sales and improved gross profit margins. As a percentage of net sales, gross profit increased to 25.1% from 24.3%. The increase in gross margin as a percentage of net sales was principally due to higher higher product gross margins.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $81.0 million from $66.8 million, an increase of $14.2 million, or 21.3%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% from 20.0%, primarily due to increased corporate expenses and increased store payroll expense.

Store Closing Costs. Our store closing costs reflects an initial charge of $5.5 million in the second quarter of fiscal 2003, which was subsequently reduced to $4.6 million with a $0.6 million reversal in the fourth quarter of fiscal 2003 and a $0.3 million reversal in the second quarter of fiscal 2004.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2003.

Net Income. Our net income increased to $12.1 million from $5.3 million, an increase of $6.8 million, or 128%, for the same period last year. The increase was primarily due to an increase in gross profit, and was partially offset by an increase in selling, general and administrative expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistently with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and the implementation of information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under our unsecured credit facility. Due to the rapid turnover of inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of June 26, 2004, we had working capital of approximately $40.8 million which included cash and cash equivalents of $40.2 million.

Net cash provided by operations was $31.9 million and $19.0 million for the nine months ended June 26, 2004 and June 28, 2003, respectively. The increase was primarily due to increased operating incomes inclusive of a higher non-cash adjustment for depreciation expense, and increased current liabilities. Net cash used in investing activities was $16.1 million and $15.2 million for the nine months ended June 26, 2004 and June 28, 2003, respectively. Cash used in investing activities primarily represents capital expenditures for new store openings, upgrades of information technology systems and other corporate expenditures. The increase was primarily due to increased expenditures for information technology systems.

In the nine months ended June 26, 2004 and June 28, 2003, we opened 31 and 52 new stores, respectively. During fiscal 2004, we plan to open approximately 50 new Charlotte Russe and Rampage stores. We project that total capital expenditures during fiscal 2004 will be approximately $30.0 million, of which $15.5 million has been spent during the nine months ended June 26, 2004. We plan to fund these expenditures with cash flows from operations, available cash balances and funds available under our revolving credit facility.

Net cash provided by financing activities was $1.5 million and $171,000 for nine months ended June 26, 2004 and June 28, 2003, respectively. Financing activities represent proceeds of stock option exercises less stock offering costs. The increase was primarily due to the exercise of stock options.

Effective February 28, 2003, we obtained a $25.0 million unsecured revolving credit facility to replace a previous $15.0 million unsecured revolving credit agreement with another lender. The revolving credit facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and expires on March 1, 2006. Interest on the revolving credit facility is payable quarterly, at our option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At June 26, 2004, there was no outstanding debt under the revolving credit facility. The revolving credit facility requires that we maintain certain financial ratios on a quarterly basis, sets limits on stock repurchases and capital spending, restricts future liens and indebtedness, sales of assets and prohibits dividend payments. As of June 26, 2004, we were in compliance with the terms of the credit facility.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2004. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the $25.0 million unsecured revolving credit facility, we can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at June 26, 2004 totaled approximately $5.8 million, including $2.6 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of June 26, 2004:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$465,151	$62,461	$122,250	$117,159	$163,281
Other long-term obligations	7,647	2,022	1,500	1,500	2,625

	$472,798	$64,483	$123,750	$118,659	$165,906

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

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” The carrying values of investments in our stores (principally leasehold improvements and equipment) and other assets are reviewed for impairment on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time.

During fiscal 2003, we decided to exit the Charlotte’s Room concept and closed 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4.6 million. As a result, $600,000 was reversed into income during the fourth quarter of fiscal 2003, and $325,000 was reversed into income in the second quarter of fiscal 2004. The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. These assets were disposed of during the third quarter of fiscal 2003 at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the store closing costs line item on the accompanying statements of income.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements after January 31, 2003. Since January 31, 2003, we have not invested in any entities it believes are variable interest entities for which we are the primary beneficiary. For all arrangements entered into entered into after January 31, 2003, we were required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We were required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN No. 46 did not have an impact on our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 26, 2004, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b) the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended June 26, 2004, our disclosure controls and procedures are effective.

During the three month period ended June 26, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K

Current report on Form 8-K, dated April 21, 2004, announcing an underwritten public offering at 3,000,000 shares of common stock held by certain affiliates of Saunders Karp & Megrue Partners, LLC at a price of $17.60 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 16th day of July, 2004.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer