Form 10-K
period 2004-09-25
CHARLOTTE RUSSE HOLDING INC
filed 2004-12-14
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 26, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $230,727,000.

Number of shares of common stock outstanding as of December 13, 2004 was 21,968,627.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

The stylized and non-stylized Charlotte Russe, Refuge and ™ trademarks referred to in this Annual Report on Form 10-K are federally registered in the United States. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage® trademark referred to in this Annual Report on Form 10-K is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Licensing, LLC. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

General

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women in their teens and twenties. We have two distinct, established store concepts: “Charlotte Russe” and “Rampage.” As of September 25, 2004, we operated a total of 360 stores throughout 39 states and Puerto Rico. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries, with a core emphasis on the fashion and lifestyle needs of young women. Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature trendsetting apparel and accessories and thus appeal to women who have a flair for making fashion statements and who want runway-inspired fashion, quality and value.

Our Charlotte Russe and Rampage stores are located predominantly in high-visibility, center court mall locations in spaces that average approximately 7,000 square feet. Our stores are designed to create an environment that is exciting to shop and accentuates the fashion, breadth and value of our merchandise selection.

Our broad assortment of merchandise is centered on styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Both our Charlotte Russe and Rampage store concepts offer merchandise at value-oriented prices, generally below most of our direct mall-based competitors. We estimate that over 80% of our Charlotte Russe merchandise is sold under our proprietary Charlotte Russe labels and over 80% of our Rampage merchandise is sold under our proprietary label. The remainder of our merchandise at these stores consists of nationally-recognized brands popular with our customers.

We are a growing national specialty retailer.

As of September 25, 2004, we operated 360 stores throughout 39 states and Puerto Rico. Based on our successful track record, favorable demographic trends and a solid infrastructure, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe and Rampage stores at a measured rate, with up to 60 new Charlotte Russe and Rampage stores planned for fiscal year 2005. We have already opened 8 of these stores and have substantially completed our lease negotiation and evaluation process for 44 of the remainder. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence.

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

Offer Consistent Value Pricing. We offer a broad assortment of fashionable, quality merchandise at prices generally below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our established store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $16.00 and $28.00, respectively. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that we believe has enabled us to build a broad and loyal base of customers.

Maintain Distinct Brand Images. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering an estimated 80% of our Charlotte Russe merchandise under our proprietary Charlotte Russe labels and approximately 80% of our Rampage merchandise under our proprietary label. We believe that both of our established brands provide opportunities for expansion of our current merchandise categories and entry into new product categories.

Target a Highly Desirable Market. Our Charlotte Russe and Rampage stores target young women in their teens and twenties, a large and growing demographic. The teenage and early twenties population is expected to grow at a rate faster than that of the overall United States population according to the United States Census Bureau.

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

Capitalize on Strong Store Economics. Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition in fiscal 1996 that have operated for more than a year generated average net sales of approximately $1.7 million and store-level operating cash flow in excess of $350,000, or approximately 20.3% of net sales. Accordingly, these stores generated an average cash return on investment of over 90% in their first year of operation. For the 131 stores opened in fiscal 2002 and 2003, we achieved average net sales of $1.6 million per store and store-level operating cash flow of approximately $295,000, or 18.8% of net sales. This group of newer stores generated an average cash return on investment of approximately 89% in their first year of operations. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation.

Leverage Highly Experienced Management Team. We believe our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program. Our two executive officers and our active Chairman of the Board have an average of more than 25 years of retailing experience, including experience with national retailers such as Contempo Casuals, Guess?, Pacific Sunwear, Claire’s Stores and Price Club. In addition, our 15 Vice Presidents average over 21 years of retailing experience, and our total of 18 executives have been with us for an average of 8 years.

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

We target young, fashion-conscious women. Our Charlotte Russe customer is a woman who desires established trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, the Charlotte Russe customer is feminine and body conscious. Our Rampage stores cater to women with definitive fashion sense who set rather than follow trends. Our Rampage customer is hip, eclectic, body conscious and tapped into pop culture. She wants her look to be cutting-edge, while recognizing the value of competitive pricing.

We offer established fashion and cutting-edge merchandise.

Charlotte Russe. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers’ lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers’ broad lifestyle needs for casual, social and special occasion wear. Our typical dresses range in price from $19.99 to $60.00. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, shoes, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in our stores carries our proprietary Charlotte Russe labels. Our average sales price for apparel items is $16.00, and the average sales price for all of our merchandise, including accessories, is $12.00.

Rampage. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. The retail prices for our typical dresses range from $69.00 to $89.00. There is also less emphasis on the career customer in our Rampage stores. Over 80% of the Rampage merchandise is offered under our proprietary label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command price points that are higher than those of Charlotte Russe, but still below those of its competitors. The average sales price for apparel items in our Rampage stores is $28.00, and the average sales price for all of our merchandise, including accessories, is $23.00.

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

At our Rampage stores, we employ an equally effective visual merchandising strategy in order to capture the interest of our customers. Our Rampage merchandise is generally grouped by lifestyles with an emphasis on color and fashion trends to keep the stores vibrant, hip and visually stimulating. Our store size allows us to provide an expansive and diverse offering of merchandise. Our store window displays and in-store graphics accentuate the fashion, quality and cutting-edge style of our merchandise.

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

Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which has generally resulted in short lead times of three to six weeks. We have established relationships with over 600 vendors to meet our ongoing fashion and inventory needs. We are beginning an initiative to optimize our purchasing by decreasing our number of vendors. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During the fiscal year ended September 25, 2004, our top five vendors accounted for approximately 14.3% of our total purchases and no single vendor accounted for more than 3.4% of our total purchases.

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

As of September 25, 2004, we operated 294 Charlotte Russe stores and 66 Rampage stores throughout 39 states and Puerto Rico. The number of our stores located in each state is shown in the following map:

The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

	California	Northeast	Southwest	Southeast	Midwest & Other	Total
Store count at September 25, 1999	40	9	19	23	5	96
Fiscal 2000
Stores opened	4	14	9	6	7	40

	44	23	28	29	12	136
Fiscal 2001
Stores opened	7	13	8	8	18	54
Stores closed	(1)	—	—	(1)	—	(2)

	50	36	36	36	30	188
Fiscal 2002
Stores opened	2	15	15	12	19	63

	52	51	51	48	49	251
Fiscal 2003
Stores opened	4	19	11	12	24	70
Stores closed (Charlotte’s Room)	(4)	(1)	(4)	(1)	—	(10)

	52	69	58	59	73	311
Fiscal 2004
Stores opened	5	10	6	12	16	49

Store count at September 25, 2004	57	79	64	71	89	360

We seek to locate our stores in large, commanding spaces in high traffic areas of strong regional malls.

Our stores, which average approximately 7,000 square feet, provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. The target square footage for our new Charlotte Russe stores is 6,500 to 7,000 and the target square footage for our new Rampage stores is 4,500 to 5,000. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles.

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

Store Operations

Our store operations are currently organized into four regions: a Western region with 7 districts; a Northeastern region with 14 districts; a Southeastern and Texas region with 17 districts; and a Midwestern region with 10 districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for from six to eleven stores in his or her district. Individual store personnel generally consist of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

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

We are committed to investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our information technology systems address an array of operations information, including among others things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours, carton receipts and messages to our host system and download new merchandise pricing, price changes for existing merchandise, and system maintenance tasks to the point-of-sale devices. Our planning department evaluates information obtained through daily polling and, accordingly, implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores. In 2003, we implemented a new planning and reporting software system, and we are currently implementing a new inventory software system that became operational for our Rampage stores at the end of fiscal 2004 and that we anticipate will become operational for our Charlotte Russe stores after the 2004 holiday season.

We compete with other retailers primarily on the basis of timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality.

We currently compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional retail department stores and, to a lesser extent, mass merchandisers. The primary competitors of Charlotte Russe are Forever 21, Express and Wet Seal. The primary competitors of Rampage are bebe, Arden B and Guess?. Our competitors sell a broad assortment of apparel and accessories that are similar and often identical to those we sell. Furthermore, our competitors may at times sell their merchandise at prices lower than what we charge for comparable merchandise. We believe that the principal bases upon which we compete in our industry are timeliness of fashions, breadth of merchandise, brand recognition, pricing and quality. We believe that we have a significant competitive advantage over our competitors because of our exciting shopping environment. Our stores provide a feminine look that is exciting to shop and accentuates the value and breadth of our merchandise selection. We also believe that we have a competitive advantage because of high consumer recognition and acceptance of our brands, our strong presence in major shopping malls throughout the United States, our relationship with our vendors and the experience of our management. The retail and apparel industries, however, are highly competitive and characterized by relatively low barriers to entry.

Our intellectual property is important to our success.

We believe that our trademarks are important to our success. Our Charlotte Russe, Refuge and trademarks are registered with the United States Patent and Trademark Office.

In connection with the acquisition of our Rampage stores in September 1997, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company and subsequently transferred to an affiliate, Rampage Licensing, LLC (Rampage Clothing Company and Rampage Licensing, LLC are collectively referred to herein as Rampage Clothing Company); and, accordingly, we do not have the right to use the Rampage trademark on our merchandise. Further, nothing in our license agreement prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties, and Rampage Clothing Company, in fact, has licensed the trademark to other parties. If the product quality or activities of the Rampage Clothing Company or these other parties substantially negatively impact our business reputation, we have the right to terminate the license agreement, subject to certain contractual notice obligations. We pay a royalty under the license agreement equal to the greater of a stated dollar amount or a percentage of net sales during the calendar year at stores operating under the Rampage name. The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event we decide to terminate the license agreement prior to the end of the term, we may be required to pay a termination fee as specified in the licensing agreement.

We consider the relationship with our employees to be good.

As of September 25, 2004, we employed 1,726 full-time and 4,751 part-time employees. Of our full-time employees, 213 were employed at our corporate offices, 126 were employed at our distribution centers and 1,387 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees is represented by a labor union, and we consider the relationship with our employees to be good.

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

We have adopted a code of ethics for our principal executive officer, principal financial officer and other individuals performing similar accounting and finance functions for us. This code of ethics is available via the Internet on our website. In the future, should amendments to the code of ethics be required, such amendments will also be posted on our website.

ITEM 2. PROPERTIES

We operated 360 stores throughout 39 states and Puerto Rico as of September 25, 2004. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We have entered into a ten and a half year lease, scheduled to expire on July 17, 2012, for space containing approximately 265,000 square feet for our Ontario, California distribution center. We believe our distribution capacity at the San Diego facility and the Ontario, California facility should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 16,200 square feet, which includes an allocation of adjoining common area space, at the CaliforniaMart in Los Angeles. This lease expires April 30, 2010.

The following table highlights the number of stores, by concept, in each state:

	Charlotte
	Russe	Rampage	Total
Alabama	1	—	1
Arizona	11	3	14
California	45	12	57
Colorado	4	1	5
Connecticut	5	1	6
Delaware	1	—	1
Florida	33	10	43
Georgia	9	3	12
Hawaii	2	—	2
Iowa	1	1	2
Illinois	16	5	21
Indiana	5	—	5
Kansas	2	—	2
Kentucky	2	—	2
Louisiana	2	—	2
Maryland	3	2	5
Massachusetts	4	2	6
Michigan	14	1	15
Minnesota	6	1	7
Missouri	6	1	7
Nebraska	2	—	2
Nevada	6	2	8
New Hampshire	3	—	3
New Jersey	10	4	14
New Mexico	1	—	1
New York	16	6	22
North Carolina	4	—	4
Ohio	11	1	12
Oklahoma	5	—	5
Oregon	2	—	2
Pennsylvania	12	2	14
Puerto Rico	4	1	5
Rhode Island	1	—	1
South Carolina	4	—	4
Tennessee	5	—	5
Texas	23	5	28
Utah	3	—	3
Vermont	1	—	1
Virginia	5	1	6
Wisconsin	4	1	5

Store count at September 25, 2004	294	66	360

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

Market Information and Holders

Our common stock began trading on the Nasdaq National Market under the symbol “CHIC” on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 25, 2004
First Quarter	$15.15	$10.15
Second Quarter	$18.70	$12.16
Third Quarter	$21.75	$16.21
Fourth Quarter	$21.76	$11.09
Fiscal Year Ended September 27, 2003
First Quarter	$14.48	$7.86
Second Quarter	$12.80	$7.83
Third Quarter	$11.28	$8.03
Fourth Quarter	$12.85	$10.40

As of December 13, 2004, the number of holders of record of our common stock was approximately 18 and the number of beneficial holders of our common stock was estimated to be in excess of 1,500. On December 13, 2004, the closing price of our common stock as reported by the Nasdaq National Market was $10.38 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 234,683 shares of common stock issuable under the 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,655,610	$5.41	986,483
Equity compensation plans not approved by security holders	—	—	—

Total	3,655,610	$5.41	986,483

Please see Note 7 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the next page is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 30, 2000	Sept. 29, 2001	Sept. 28, 2002	Sept. 27, 2003	Sept. 25, 2004
	(dollars in thousands, except per share and sales per foot data)
Statement of Income Data:
Net sales	$245,260	$324,825	$409,382	$456,622	$539,404
Cost of goods sold	165,917	226,066	296,006	342,621	403,454

Gross profit	79,343	98,759	113,376	114,001	135,950
Selling, general and administrative expenses	46,122	63,181	76,516	90,896	111,269
Store closing costs	—	—	—	4,900	(325)
Amortization of goodwill	828	828	—	—	—

Operating income	32,393	34,750	36,860	18,205	25,006
Interest income (expense), net	(593)	425	164	119	303
Other charges, net	(270)	(314)	(289)	(270)	(275)

Income before income taxes	31,530	34,861	36,735	18,054	25,034
Provision for income taxes	12,770	13,370	14,327	7,041	9,763

Net income	$18,760	$21,491	$22,408	$11,013	$15,271

Earnings per share (2):
Basic	$0.93	$1.04	$1.06	$0.52	$0.71

Diluted	$0.82	$0.92	$0.95	$0.47	$0.64

Weighted average shares outstanding (2):
Basic (000’s)	20,084	20,596	21,045	21,240	21,567
Diluted (000’s)	22,845	23,428	23,694	23,507	23,993
Selected Operating Data:
Number of stores open at end of period	136	188	251	311	360
Average square footage per store (3)	7,380	7,169	7,087	7,149	7,034
Sales per square foot (4)	$286	$277	$259	$229	$228
Comparable store sales increase (decrease) (5)	2.80%	(1.7)%	(5.4)%	(10.1)%	(0.4)%
Average store sales (6)	$2,129	$2,010	$1,839	$1,629	$1,619
Balance Sheet Data:
Cash and cash equivalents	$3,829	$10,031	$13,553	$22,967	$30,713
Working capital (deficiency).	(4,625)	2,443	12,917	26,066	43,010
Total assets	108,505	147,421	179,503	198,365	231,654
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	74,494	102,191	128,560	140,386	161,258

(1)	Our results of operations for fiscal 2000 included 53 weeks. All other periods presented included 52 weeks.
(2)	See Notes 1 and 11 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all open stores at the end of the period.
(4)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all open stores.
(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.
(6)	Our average store sales are based on the time weighted average of all open stores in the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We were founded in 1975 and opened our first store in Carlsbad, California. In September 1996, two funds managed by Saunders Karp & Megrue Partners, LLC, a private equity firm, together with Bernard Zeichner, acquired the business. Mr. Zeichner undertook several strategic initiatives for a national new store expansion program, including hiring a number of other senior executives with national retail experience, and upgrading our information systems, distribution systems and facilities. In September 1997, we launched our second distinct retail concept by acquiring 16 stores and a license to use the Rampage name on retail stores. In August 2001, we further enhanced our management team with the addition of Mark Hoffman as Chief Operating Officer. Mr. Hoffman began a strategic evaluation of our infrastructure needs, including senior management, systems, distribution facilities and merchandising strategy. In July 2003, Mr. Hoffman was promoted to Chief Executive Officer, and Mr. Zeichner became Chairman of the Board of Directors.

In the five fiscal years ended September 25, 2004, we grew from 96 stores to 360 stores, representing a compound annual growth rate of 30.3%, and increased our annual revenues from $177.5 million in fiscal 1999 to $539.4 million in fiscal 2004, representing a compound annual growth rate of 24.9%. Beginning in the third quarter of fiscal 2001, we experienced successive quarters of comparable store sales declines through the first quarter of fiscal 2004 that resulted in a 23.5% decline in average annual sales per store. As a result, beginning in late fiscal 2003, we began to initiate a series of management and operational changes intended to improve our merchandise assortments, in-store presentation and financial performance.

Our sales trends improved during the second and third quarters of fiscal 2004 which contributed to improved profitability. During the fourth quarter ending in September, however, sales slowed down as offerings at the Charlotte Russe stores failed to reflect enough wear-now Summer fashion due to an early conversion to early-Fall assortments. At the same time, the repositioning of the Rampage brand had become more difficult as more of the merchandise reflected elevated initial retail prices and corresponding elevations of product quality, fabrication, fit and detailing. Management acknowledged that it would take time to attract targeted customers to the elevated assortments, and it estimated that the Rampage stores would continue to experience negative comparable sales trends during the first half of fiscal 2005.

Sales for October 2004 and November 2004, the first two months of the first quarter of fiscal 2005, have been disappointing. Offerings at the Charlotte Russe stores have not met with customer acceptance and the anticipated progression of improvements at the Rampage stores has not materialized. The negative comparable store sales trend that re-emerged in the fourth quarter of fiscal 2004 is expected to continue through the first quarter of fiscal 2005. With the resulting decline in average store volumes, significant pressure on operating margins is expected and earnings for the first quarter of fiscal 2005 are expected to be down sharply from the prior year levels. In addition, Donna Desrosiers, General Merchandise Manager for the Charlotte Russe chain, resigned effective December 6, 2004. We have initiated an executive search for her replacement.

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.3	75.0	74.8

Gross profit	27.7	25.0	25.2

Selling, general and administrative expenses	18.7	19.9	20.6
Store closing costs	0.0	1.1	0.0

Operating income	9.0	4.0	4.6

Interest income, net	0.1	0.0	0.1
Other charges, net	(0.1)	(0.1)	(0.1)

Income before income taxes	9.0	3.9	4.6

Income taxes	3.5	1.5	1.8

Net income	5.5%	2.4%	2.8%

Number of stores open at end of period	251	311	360

Fiscal Year Ended September 25, 2004 Compared to Fiscal Year Ended September 27, 2003

Net Sales. Our net sales increased to $539.4 million from $456.6 million, an increase of $82.8, or 18.1%, over the prior fiscal year. This increase reflects $84.5 million of additional net sales from the 49 new stores opened during fiscal 2004 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 0.4% decrease in comparable store sales, which resulted in decreased sales of $1.7 million compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $136.0 million from $114.0 million, an increase of $22.0 million, or 19.3%, over the prior fiscal year. This increase was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 25.2% from 25.0%. The increase as a percentage of net sales was principally due to improved product gross margins as higher initial markup more than offset a higher markdown expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $111.3 million from $90.9 million, an increase of $20.4 million, or 22.4%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% from 19.9% primarily due to higher store payroll expenses.

Store Closing Costs. Fiscal 2004 includes a pre-tax reversal of $325,000 of costs previously incurred in fiscal 2003 associated with the closure of 10 Charlotte’s Room stores.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

Net Income. Our net income increased to $15.3 million from $11.0 million, an increase of $4.3 million, or 38.7%, over the prior fiscal year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses, reduction in store closing costs, and an increase in income taxes.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $90.9 million from $76.5 million, an increase of $14.4 million, or 18.8%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% from 18.7% primarily due to higher store operating expenses as these charges were spread over a smaller average store sales base.

Store Closing Costs. Fiscal 2003 includes a $4.9 million pre-tax charge associated with the closure of 10 Charlotte’s Room stores. No such charges were incurred in the prior fiscal year.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

Net Income. Our net income decreased to $11.0 million from $22.4 million, a decrease of $11.4 million, or 50.9%, over the prior fiscal year. The decrease was primarily due to a decrease in gross profit as a percentage of sales, an increase in selling, general and administrative expenses, store closing costs, offset by a decrease in income taxes.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 25, 2004. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year 2003				Fiscal Year 2004
	Three Months Ended				Three Months Ended
	Dec. 28, 2002	Mar. 29, 2003	Jun. 28, 2003	Sep. 27, 2003	Dec. 27, 2003	Mar. 27, 2004	Jun. 26, 2004	Sept. 27, 2004
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$133,329	$93,098	$107,186	$123,009	$149,291	$118,776	$133,044	$138,293
Gross profit	36,592	18,257	26,292	32,860	39,174	25,010	36,324	35,442
Operating income (loss)	12,259	(8,005)	4,586	9,365	10,808	13	9,020	5,165
Net income (loss)	7,445	(4,907)	2,773	5,702	6,570	11	5,513	3,177
Earnings Per Share:
Basic earnings (loss) per share	$0.35	($0.23)	$0.13	$0.27	$0.31	$0.00	$0.26	$0.14
Diluted earnings (loss) per share	$0.32	($0.23)	$0.12	$0.24	$0.28	$0.00	$0.23	$0.13
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	27.4	19.6	24.5	26.7	26.2	21.1	27.3	25.6
Operating income (loss)	9.2	(8.6)	4.3	7.6	7.2	0.0	6.8	3.7
Net income (loss)	5.6	(5.3)	2.6	4.6	4.4	0.0	4.1	2.3
Operating Data:
Comparable store sales (decrease)	(3.6)%	(11.6)%	(16.1)%	(9.5)%	(7.6)%	3.5%	7.1%	(2.3)%
Stores open at end of period	268	280	293	311	329	335	342	360

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of September 25, 2004, we had working capital of approximately $43.0 million which included cash and cash equivalents of $30.7 million.

During fiscal years 2002, 2003 and 2004, our net cash provided by operations amounted to approximately $34.7 million, $32.8 million and $33.0 million, respectively. In fiscal year 2004, our net cash provided by operations increased as a result of higher net income than in the prior fiscal year and changes in working capital accounts. Our net cash used in investing activities amounted to approximately $31.8 million, $24.0 million and $27.4 million in fiscal years 2002, 2003 and 2004, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures. We opened a total of 63, 70 and 49 new stores during the fiscal years 2002, 2003 and 2004, respectively. The decrease in capital expenditures in fiscal year 2003 as compared to fiscal 2002 primarily relates to the $9.9 million expenditure in fiscal 2002 for the Ontario distribution center. We expect to continue to invest in capital to support our growth.

Based on our experience with store openings for our two concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition that have operated for more than one year generated average net sales of approximately $1.7 million and store-level operating cash flow in excess of $350,000, or approximately 20.3% of net sales. Accordingly, these stores generated an average cash return on investment of approximately 90% in their first year of operation. For the 131 stores opened in fiscal 2002 and 2003, we achieved average net sales of $1.6 million per store and store-level operating cash flow of approximately $295,000, or 18.8% of net sales. This group of newer stores generated an average cash return on investment of approximately 89% in their first year of operations. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $30 to $34 million.

Net cash provided by financing activities amounted to approximately $0.6 million, $0.6 million and $2.2 million for fiscal years 2002, 2003 and 2004, respectively. Financing activities primarily consist of the proceeds of stock option exercises.

Effective February 28, 2003, we obtained a $25.0 million unsecured revolving credit facility with Bank of America, N.A. to replace a previous $15.0 million unsecured revolving credit facility with another lender. The new facility, as amended, is subject to certain restrictions and covenants and expires on March 1, 2006. Interest on the revolving credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At September 25, 2004, there was no outstanding debt under the revolving credit facility. The agreement requires that the Company maintain certain financial ratios on a quarterly basis, sets limits on stock repurchases and capital spending and restricts future liens and indebtedness, sales of assets and dividend payments. As of September 25, 2004, we were in compliance with the terms of the bank credit agreement.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2005. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the unsecured revolving credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at September 25, 2004 totaled approximately $9.4 million, including $2.6 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of September 25, 2004:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$480,184	$64,839	$129,910	$121,725	$165,710
Other long-term obligations	14,799	9,361	1,500	1,500	2,438

	$496,983	$74,200	$131,410	$123,225	$168,148

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

During fiscal 2003, we decided to exit the Charlotte’s Room concept and closed 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of

$5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4,575,000; accordingly, $600,000 and $325,000 was reversed into income during the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively. The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be recoverable through future cash flows. These assets were disposed of during the third quarter at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the $4.9 million shown in the store closing costs line item on the accompanying statement of income for the fiscal year ended September 27, 2003.

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

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” would be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. As currently proposed, Statement 123R would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost would be recognized over the requisite service period based on fair values measured on grant dates. The FASB has tentatively concluded that the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The final standard is expected to be issued during December 2004; and, we are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods which may be available.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We adopted SFAS No. 150 in the fourth quarter of fiscal 2003, and it did not have an impact on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 25, 2004, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

FORWARD-LOOKING STATEMENTS

We have made statements under the captions, “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Relating to Our Business,” as well as in other sections of this Annual Report on Form 10-K, that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, successful repositioning of our Rampage brand, integration of our recently hired senior executives, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing.

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

RISKS RELATING TO OUR BUSINESS

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2004, we opened 49 new stores representing a 16% increase from the number of stores open at the end of fiscal 2003. We plan to open up to 60 new Charlotte Russe and Rampage stores during fiscal 2005, an increase of 17% from total stores opened as of September 25, 2004. We intend to continue to increase our number of Charlotte Russe and Rampage stores by approximately 15% to 20% per year for at least the next several years.

In order to support our planned expansion we will need to continually monitor and upgrade our management information and other systems. This expansion also will place increased demand on our managerial, operational, and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and slow our new store growth.

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

Certain members of our senior management team have limited tenure with us.

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

Our Chief Executive Officer recently assumed that role after approximately two years of service as our Chief Operations Officer. In addition, during fiscal 2004 we hired new General Merchandise Managers for our Charlotte Russe and Rampage chains and three Senior Vice Presidents for Supply Chain & Systems, Store Operations and Real Estate & Construction. In December 2004, the GMM for the Charlotte Russe chain resigned and an executive search is underway to find her replacement. Each of the other individuals has significant experience in these and similar roles with other apparel retailers, although they have limited tenure with our company.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 7.1% and as low as negative 16.1% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	efforts to reposition the targeted customer for our Rampage stores;

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our test-and-reorder strategy in maintaining appropriate inventory levels;

•	changes in our merchandise mix;

•	timing of promotional events;

•	general economic conditions and, in particular, the retail sales environment;

•	actions by competitors or mall anchor tenants;

•	weather conditions; and

•	the level of pre-opening expenses associated with new stores.

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

The failure to efficiently complete the planned replacement of certain of our technology and information systems could negatively impact our business.

The efficient operation of our business is heavily dependent on information systems. In particular, we rely upon technology and information systems for inventory control and other critical information. We periodically review, improve and, under certain circumstances, replace information systems to provide enhanced support to all operating areas. If such upgrades and enhancements are not successfully implemented, then the current systems may not be able to continue to adequately support our information requirements. We have recently initiated the replacement of our existing inventory software systems. If we are unable to complete this conversion in an efficient and timely manner, our business could be negatively impacted.

Our operations, as well as a substantial number of our stores, are concentrated in the Southwest, which makes us susceptible to adverse conditions in this region.

Our headquarters and distribution centers are located in California, and a substantial number of our stores are located in California and the Southwest. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes, and fashion tastes. Further, a natural disaster or other catastrophic event, such as an earthquake affecting southern California, could significantly disrupt our operations.

The loss of, or disruption of operations in, either of our two distribution centers could negatively impact our business.

Our merchandise is distributed through two modern facilities that use automated systems for sorting apparel and shipping merchandise. We depend on the orderly operation of our facilities and distribution processes, as well as sufficient shipping resources. Disruptions in these operations due to fire, earthquake or other catastrophic events, employee matters (including work stoppages), shipping problems or other events could result in delays in the delivery of merchandise to our stores.

The removal of quotas may adversely impact our business.

On January 1, 2005, in accordance with an agreement reached in the General Agreement on Tariffs and Trade (GATT) ten years ago, the quota on textiles imported from China will be eliminated. While the impact of the quota removal is uncertain, the increased access to the Chinese textile market could create logistical delays arising from the surge of imported goods. In addition, the quota removal may alter the cost differential between vendors that source domestically and vendors that more extensively import from China.

The effects of war or acts of terrorism could adversely affect our business.

The continued threat of terrorism, heightened security measures and military action in response to an act of terrorism has disrupted commerce and has intensified the uncertainty of the United States economy. Any further acts of terrorism, particularly directed at malls, or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales by causing mall traffic or consumer spending to decline.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-3 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based upon an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended September 25, 2004 the Company’s disclosure controls and procedures are effective.

During the fiscal year ended September 25, 2004, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of December, 2004.

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

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2004

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2004

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	December 13, 2004

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 13, 2004

Signature	Title	Date

/s/ W. THOMAS GOULD W. Thomas Gould	Director	December 13, 2004

/s/ ALLAN W. KARP Allan W. Karp	Director	December 13, 2004

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 13, 2004

/s/ DAVID J. ODDI David J. Oddi	Director	December 13, 2004

This Page Intentionally Left Blank

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Charlotte Russe Holding, Inc.

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 25, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 25, 2004 and September 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Diego, California

October 20, 2004

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 25, 2004	September 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,713,343	$22,967,317
Inventories	49,154,877	34,506,912
Other current assets	8,019,487	5,410,123
Deferred tax assets	6,300,000	5,300,000

Total current assets	94,187,707	68,184,352

Fixed assets, net	107,491,922	100,018,536
Goodwill	28,790,000	28,790,000
Other assets	1,184,227	1,371,894

Total assets	$231,653,856	$198,364,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$25,703,097	$20,928,264
Accounts payable, other	8,749,782	6,457,132
Accrued payroll and related expense	4,124,136	2,526,756
Income and sales taxes payable	1,979,900	2,320,337
Other current liabilities	10,620,758	9,886,267

Total current liabilities	51,177,673	42,118,756

Deferred rent	11,874,327	9,946,860
Other liabilities	43,894	312,777
Deferred tax liabilities	7,300,000	5,600,000

Total liabilities	70,395,894	57,978,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 21,950,927 and 21,290,182 at September 25, 2004 and September 27, 2003, respectively	219,509	212,902
Additional paid-in capital	50,029,794	44,498,540
Deferred compensation	—	(63,000)
Retained earnings	111,008,659	95,737,947

Total stockholders’ equity	161,257,962	140,386,389

Total liabilities and stockholders’ equity	$231,653,856	$198,364,782

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net sales	$539,403,949	$456,622,115	$409,381,895
Cost of goods sold, including buying, distribution and occupancy costs	403,453,723	342,621,003	296,005,383

Gross profit	135,950,226	114,001,112	113,376,512
Selling, general and administrative expenses	111,269,438	90,896,124	76,516,238
Store closing costs	(325,000)	4,900,000	—

Operating income	25,005,788	18,204,988	36,860,274
Other income (expense):
Interest income, net	303,067	118,718	164,062
Other charges, net	(274,901)	(269,933)	(289,625)

Total other income (expense)	28,166	(151,215)	(125,563)

Income before income taxes	25,033,954	18,053,773	36,734,711
Income taxes	9,763,242	7,040,971	14,326,537

Net income	$15,270,712	$11,012,802	$22,408,174

Earnings per share:
Basic	$0.71	$0.52	$1.06

Diluted	$0.64	$0.47	$0.95

Weighted average shares outstanding:
Basic	21,567,205	21,239,569	21,045,318
Diluted	23,993,019	23,507,028	23,693,564

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 29, 2001	20,802,747	$208,028	$40,038,464	$(372,000)	$62,316,971	$102,191,463
Stock option transactions, including tax benefits	388,230	3,882	3,985,370	—	—	3,989,252
Amortization and adjustment of deferred compensation	—	—	(93,000)	201,000	—	108,000
Issuance of stock under employee stock purchase plan	19,730	197	312,663	—	—	312,860
Stock offering costs	—	—	(450,000)	—	—	(450,000)
Net income and comprehensive income	—	—	—	—	22,408,174	22,408,174

Balance at September 28, 2002	21,210,707	$212,107	$43,793,497	$(171,000)	$84,725,145	$128,559,749
Stock option transactions, including tax benefits	53,000	530	467,646	—	—	468,176
Amortization of deferred compensation	—	—	—	108,000	—	108,000
Issuance of stock under employee stock purchase plan	26,475	265	237,397	—	—	237,662
Net income and comprehensive income	—	—	—	—	11,012,802	11,012,802

Balance at September 27, 2003	21,290,182	$212,902	$44,498,540	$(63,000)	$95,737,947	$140,386,389
Stock option transactions, including tax benefits	641,100	6,411	5,630,549	—	—	5,636,960
Amortization of deferred compensation	—	—	—	63,000	—	63,000
Issuance of stock under employee stock purchase plan	19,645	196	200,705	—	—	200,901
Stock offering costs	—	—	(300,000)	—	—	(300,000)
Net income and comprehensive income	—	—	—	—	15,270,712	15,270,712

Balance at September 25, 2004	21,950,927	$219,509	$50,029,794	—	$111,008,659	$161,257,962

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Operating Activities
Net income	$15,270,712	$11,012,802	$22,408,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,545,479	16,343,654	13,512,560
Deferred rent	1,927,467	1,569,866	2,802,012
Amortization of deferred compensation	63,000	108,000	108,000
Loss on disposal of assets	586,805	3,264,869	13,708
Deferred income taxes	700,000	3,000,000	(1,000,000)
Changes in operating assets and liabilities:
Inventories	(14,647,965)	(1,187,898)	(9,782,594)
Other current assets	(2,609,364)	(2,907,922)	57,952
Accounts payable, trade	4,774,833	(4,000,479)	5,321,606
Accounts payable, other	2,292,650	1,012,326	618,860
Accrued payroll and related expense	1,597,380	154,622	440,296
Income and sales taxes payable	2,987,670	1,191,340	(635,091)
Other current liabilities	734,491	3,134,132	868,741
Other liabilities	(268,883)	103,894	(60,587)

Net cash provided by operating activities	32,954,275	32,799,206	34,673,637

Investing Activities
Purchases of fixed assets	(27,517,148)	(23,867,852)	(31,719,202)
Other assets	99,145	(92,827)	(42,377)

Net cash used in investing activities	(27,418,003)	(23,960,679)	(31,761,579)

Financing Activities
Payments on capital leases	—	—	(45,017)
Payments on notes payable to bank and revolving credit facility	—	—	(11,000,000)
Proceeds from notes payable to bank and revolving credit facility	—	—	11,000,000
Proceeds from issuance of common stock	2,509,754	575,310	1,105,041
Stock offering costs	(300,000)	—	(450,000)

Net cash provided by financing activities	2,209,754	575,310	610,024

Net increase in cash and cash equivalents	7,746,026	9,413,837	3,522,082
Cash and cash equivalents at beginning of the year	22,967,317	13,553,480	10,031,398

Cash and cash equivalents at end of the year	$30,713,343	$22,967,317	$13,553,480

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

Description of Business

The Company operates in a single segment, selling clothing, accessories and footwear for women through its mall-based retail stores that operate under the names Charlotte Russe and Rampage. As of September 25, 2004, the Company operated 360 retail stores in 39 states and Puerto Rico.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2008 amounted to $19,456,957, $16,216,793, and $13,423,724, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002, which supercedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets,” and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. SFAS No. 142 requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

Other Assets

Other assets include intangibles that resulted from the Company’s acquisition of assets from Rampage Retailing Inc. including a license to utilize the Rampage name and other intangibles. This intangible asset is stated at a cost of approximately $1.3 million and is amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised (see Note 5). Accumulated amortization at September 25, 2004 and September 27, 2003 amounted to $468,880 and $401,896, respectively. Straight-line amortization on the intangible asset amounts to $66,984 each year.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $497,486, $863,330, and $680,441 for the fiscal years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively.

Store Pre-opening Costs

Costs incurred in connection with the opening of a new store are expensed as incurred.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in Note 8. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in fiscal 2004, 2003 and 2002 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net income	$15,270,712	$11,012,802	$22,408,174
Less: Stock-based compensation expense for all awards, net of related tax effects	(1,230,555)	(861,320)	(1,371,860)

Pro forma net income	$14,040,157	$10,151,482	$21,036,314

Basic earnings per share	$0.71	$0.52	$1.06
Pro forma	$0.65	$0.48	$1.00
Diluted earnings per share	$0.64	$0.47	$0.95
Pro forma	$0.59	$0.43	$0.89

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

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Risk free interest rate	3.30%	2.75%	4.00%
Dividend yield	0%	0%	0%
Expected volatility	55%	65%	60%
Weighted average expected life	4 years	4 years	4 years

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 25, 2004 or September 27, 2003.

Recent Accounting Pronouncements

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

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” would be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. As currently proposed, Statement 123R would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost would be recognized over the requisite service period based on fair values measured on grant dates. The FASB has tentatively concluded that the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The final standard is expected to be issued during December 2004; and, we are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods which may be available.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The Company adopted SFAS No. 150 in the fourth quarter of fiscal 2003, and it did not have an impact on the Company’s consolidated financial position or results of operations.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

2. Fixed Assets

A summary of fixed assets is as follows:

	September 25, 2004	September 27, 2003
Leasehold improvements	$117,922,615	$103,936,579
Furniture and fixtures	28,847,047	24,381,457
Equipment and other	33,046,538	27,291,164

	179,816,200	155,609,200
Less: Accumulated depreciation and amortization	(72,324,278)	(55,590,664)

	$107,491,922	$100,018,536

3. Credit Arrangements

Effective February 28, 2003, the Company obtained a $25.0 million unsecured revolving credit facility (the “new credit facility”) to replace the previous $15.0 million unsecured revolving credit agreement with another lender. The new credit facility, as amended on July 9, 2003, is subject to certain restrictions and covenants and matures on March 1, 2006. Interest on the new credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At September 25, 2004, there was no outstanding debt under the new credit facility. The new credit facility requires that the Company maintain certain financial ratios on a quarterly basis and restricts future liens and indebtedness, sales of assets and prohibits dividend payments. As of September 25, 2004, the Company is in compliance with the terms of the credit facility.

Pursuant to the terms of the new credit facility, the Company can issue up to $15.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 25, 2004, there were outstanding letters of credit in the amount of $9.4 million.

4. Store Closing Costs

During fiscal 2003, the Company decided to exit the Charlotte’s Room concept and closed all 10 Charlotte’s Room stores. In accordance with SFAS No. 146, the Company recorded a liability of $2.6 million and recognized an impairment charge of $2.9 million for total store closing costs of $5.5 million, before the effect of income taxes. The final settlement of charges is currently estimated to be $4,575,000; accordingly, $600,000 and $325,000 was reversed into income during the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively. The $4.9 million in closing costs and the subsequent $325,000 partial reversal are included in the accompanying consolidated statements of income.

The $2.9 million impairment charge reflected the difference between the carrying value and fair value of Charlotte’s Room assets, principally leasehold improvements. Fair value was based on estimated market valuations for those assets since their carrying value was not anticipated to be

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

recoverable through future cash flows. The majority of these assets were disposed of during the third quarter at approximately the estimated fair value. The asset impairment charge of $2.9 million is included in the $4.9 million shown in the store closing costs line item on the accompanying statement of income for the fiscal year ended September 27, 2003.

A reconciliation of the initial reserve to the ending liability included in the accompanying consolidated balance sheets at September 25, 2004 is as follows:

Description	Initial Reserve Estimate	Revision to Estimate Based Upon Final Costs	Costs Paid or Settled	Other Adjustments	Ending Reserve
Contract termination costs	$1,787,100	$(490,677)	$(1,215,524)	$—	$80,899
Employee termination	100,000	—	(18,055)	(81,945)	—
Other associated costs	712,900	(434,323)	(434,737)	160,171	4,011

Store closing costs	$2,600,000	$(925,000)	$(1,668,316)	$78,226	$84,910

The remaining balance of the reserve is expected to be paid or settled during fiscal 2005.

5. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2005 and 2016. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 amounted to $96,520,522, $80,031,516 and $62,035,066, respectively, including $4,839,557, $3,834,060 and $1,617,494, respectively, of contingent rentals.

As of September 25, 2004, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September:
2005	$64,838,922
2006	63,804,450
2007	64,105,312
2008	62,369,800
2009	59,354,951
Thereafter	165,710,178

Total future minimum lease payments	$480,183,614

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

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

The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event the Company decides to terminate the license agreement prior to the end of the term, the Company may be required to pay a termination fee as specified in the licensing agreement. License fees incurred during the fiscal years ended September 25, 2004, September 27, 2003, and September 28, 2002 were $902,781, $849,405, and $926,492, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Litigation

The Company is involved from time to time in various claims and lawsuits incidental to the business. Management believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

6. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Current:
Federal	$7,432,142	$3,077,971	$13,066,537
State	1,710,000	963,000	2,050,000

	9,142,142	4,040,971	15,116,537
Deferred:
Federal	535,700	2,923,000	(680,000)
State	85,400	77,000	(110,000)

	621,100	3,000,000	(790,000)

	$9,763,242	$7,040,971	$14,326,537

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Tax at U.S. statutory rates	$8,761,884	$6,318,821	$12,857,149
State income taxes, net of federal tax benefit	1,195,997	668,892	1,253,572
Non-deductible expenses	44,386	70,608	36,229
Other, net	(239,025)	(17,350)	179,587

	$9,763,242	$7,040,971	$14,326,537

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 25, 2004	September 27, 2003
Deferred tax assets:
Inventory	$2,854,432	$2,390,955
Deferred rent	4,681,508	3,803,144
Employee benefit programs	991,966	476,357
State income taxes	194,077	121,344
Other accrued expenses	2,259,525	2,311,344

	10,981,508	9,103,144
Deferred tax liabilities:
Tax over book depreciation	(10,238,079)	(7,989,238)
Intangibles	(1,743,429)	(1,413,906)

	(11,981,508)	(9,403,144)

Net deferred tax assets (liabilities)	$(1,000,000)	$(300,000)

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

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

A summary of the Company’s stock option activity and related information for the plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 29, 2001	1,986,200	$5.82
Granted	586,500	11.84
Cancelled	(66,600)	10.27
Exercised	(388,230)	2.04

Outstanding at September 28, 2002	2,117,870	8.04
Granted	438,000	10.88
Cancelled	(197,300)	11.22
Exercised	(53,000)	5.90

Outstanding at September 27, 2003	2,305,570	8.35
Granted	185,000	14.34
Cancelled	(159,300)	11.29
Exercised	(641,100)	3.60

Outstanding at September 25, 2004	1,690,170	$10.54

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of September 25, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.00—$4.00	384,170	2.23	$2.06	384,170	$2.06
$7.00—$13.50	1,021,500	7.66	11.32	366,500	11.30
$18.90—$27.00	284,500	7.62	19.18	134,200	20.29

Total	1,690,170	6.42	$10.54	884,870	$8.65

The weighted average fair value of options granted was $6.09, $5.41, and $5.58 for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Deferred compensation relating to options granted prior to the Company’s initial public offering was amortized ratably over the vesting period of the respective options subject to adjustment for cancellations.

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own Common Stock or options on such Common Stock that represents 5% or more of the Company total equity ownership. There were 19,645, 26,475 and 19,730 shares issued under the Plan during the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

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

Shares Reserved for Future Issuance

	September 25, 2004	September 27, 2003
Warrants issued and outstanding	1,965,440	1,965,440
Stock options issued and outstanding	1,690,170	2,305,570
Common shares authorized for future stock option grants	751,800	779,500
Shares authorized for issuance under Employee Stock Purchase Plan	234,683	254,328

Shares reserved for future issuance	4,642,093	5,304,838

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

8. Supplemental Cash Flows Disclosures

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Income tax benefit of stock option transactions	$3,328,107	$130,528	$3,197,071
Cash paid during the year for:
Interest	$50,607	$39,231	$39,447
Income taxes	$7,418,618	$7,081,428	$15,955,371

9. Related Party Transactions

The Company, its Chairman of the Board and two funds managed by Saunders Karp & Megrue Partners, LLC (“SKM”), entered into a stockholders’ agreement in 1996. This agreement provides that: (1) as long as SKM owns more than 25% but less than 50% of the Company’s outstanding shares, they will have the right to nominate three directors, and (2) as long as SKM owns at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors.

The stockholders agreement grants the Company’s Chairman of the Board certain tag along rights in the event of a private sale by SKM of their shares of Common Stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to SKM and piggyback registration rights to the Chairman of the Board. The Company is responsible for certain costs of registered offerings in which shares are sold by SKM and the Chairman of the Board. Costs attributable to shares sold by SKM were $300,000 and $450,000 for the fiscal years ended September 25, 2004 and September 28, 2002, respectively, and there were no such costs during the year ended September 27, 2003. Given the historical nature of this obligation, these costs are treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

The Company expensed a management fee of $250,000 to SKM during each of the three years presented. This fee terminates when SKM owns less than 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants.

For the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, the Company purchased approximately $235,000, $821,000 and $664,000, respectively, of merchandise from a company primarily owned by family members of the Company’s Chairman of the Board. Related accounts payable balances at September 25, 2004 and September 27, 2003 were zero and $14,786, respectively, and they are included with accounts payable (trade) in the accompanying consolidated balance sheets.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

10. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were approximately $113,300, $108,500 and $89,500 for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

11. Earnings Per Share

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net income	$15,270,712	$11,012,802	$22,408,174

Earnings per share:
Basic	$0.71	$0.52	$1.06
Effect of dilutive warrants	(0.05)	(0.04)	(0.08)
Effect of dilutive stock options	(0.02)	(0.01)	(0.03)

Diluted	$0.64	$0.47	$0.95

Weighted average number of shares:
Basic	21,567,205	21,239,569	21,045,318
Effect of dilutive warrants	1,840,567	1,781,661	1,862,812
Effect of dilutive stock options	585,247	485,798	785,434

Diluted	23,993,019	23,507,028	23,693,564

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Anti-dilutive options	217,908	902,452	196,272

SCHEDULE II

CHARLOTTE RUSSE HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three fiscal years ended September 25, 2004

(amounts in thousands)

	Balance at beginning of period	Additions and Reductions	Balance at end of period
Fiscal year ended September 28, 2002:
Reserve for markdown of inventory	$2,100	$400	$2,500
Allowance for effect of sales returns	600	150	750
Fiscal year ended September 27, 2003:
Reserve for markdown of inventory	$2,500	$1,000	$3,500
Allowance for effect of sales returns	750	0	750
Fiscal year ended September 25, 2004:
Reserve for markdown of inventory	$3,500	$300	$3,800
Allowance for effect of sales returns	750	100	850

EXHIBIT INDEX

(a)	Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit	Description
2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.1 to Form 10-Q filed on February 8, 2000)

10.2	Guaranty, dated as of December 23, 1999, by Charlotte Russe Holding, Inc., Charlotte Russe Merchandising, Inc. and certain other Subsidiaries of the Borrower (as therein defined) which may become parties thereto, each as Guarantor, in favor of BankBoston, N.A. as Agent (Exhibit 10.2 to Form 10-Q filed on February 8, 2000)

10.3	Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P. and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.9	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.13	Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

10.14	Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

10.15	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.16	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.18	Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

10.19	Amendment No. 2 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.19 to Form 10-K filed on December 12, 2001)

10.21	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 20, 2001(Exhibit 10.21 to Form 10-K filed on December 12, 2001)

10.22	Employment Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated October 11, 2001(Exhibit 10.22 to Form 10-K filed on December 12, 2001)

10.24	Amendment #1 to Revolving Credit Agreement, dated as of December 23, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.24 to Form 10-K filed on December 13, 2001)

10.25	Amendment #2 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A. as Agent (Exhibit 10.25 to Form 10-Q filed on April 19, 2002)

Exhibit	Description

10.26	Amendment #3 to Revolving Credit Agreement, dated as of December 31, 1999, by and among Charlotte Russe, Inc., as Borrower, Charlotte Russe Holding, Inc., as Guarantor, and BankBoston, N.A., as Agent (Exhibit 10.26 to Form 10-K filed on December 13, 2002)

10.27	Amendment #1 to License Agreement, dated September 30, 1997, by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.27 to Form 10-K filed on December 13, 2002)

10.28	Business Loan Agreement, dated as of February 28, 2003, between Bank of America, N.A and Charlotte Russe, Inc. (Exhibit 10.28 to Form 10-Q filed on April 21, 2003)

10.29	First Amendment dated as of July 9, 2003, between Bank of America, N.A and Charlotte Russe, Inc. amending the Business Loan Agreement dated as of February 28, 2003. (Exhibit 10.29 to Form 10-Q filed on July 17, 2003)

10.30	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated July 9, 2003. (Exhibit 10.30 to Form 10-K filed on December 19, 2003)

10.31	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated August 31, 2003. (Exhibit 10.31 to Form 10-K filed on December 19, 2003)

10.32	Employment Agreement by and between Charlotte Russe, Inc. and Donna Desrosiers dated October 13, 2003. (Exhibit 10.32 to Form 10-K filed on December 19, 2003)

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.