Form 10-Q
period 2004-12-25
CHARLOTTE RUSSE HOLDING INC
filed 2005-01-21
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 2004

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

The number of shares of common stock outstanding as of January 20, 2005 was approximately 21,980,000.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 25, 2004	September 25, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,817,643	$30,713,343
Inventories	37,948,548	49,154,877
Other current assets	8,115,767	8,019,487
Deferred tax assets	6,300,000	6,300,000

Total current assets	94,181,958	94,187,707

Fixed assets, net	107,733,651	107,491,922
Goodwill	28,790,000	28,790,000
Other assets	1,174,524	1,184,227

Total assets	$231,880,133	$231,653,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$19,963,288	$25,703,097
Accounts payable, other	5,122,148	8,749,782
Accrued payroll and related expense	5,614,464	4,124,136
Income and sales taxes payable	3,582,676	1,979,900
Other current liabilities	14,700,407	10,620,758

Total current liabilities	48,982,983	51,177,673

Deferred rent	12,610,452	11,874,327
Other liabilities	43,894	43,894
Deferred tax liabilities	7,300,000	7,300,000

Total liabilities	68,937,329	70,395,894

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,968,627 and 21,950,927 at December 25, 2004 and September 25, 2004, respectively.	219,686	219,509
Additional paid-in capital	50,096,865	50,029,794
Retained earnings	112,626,253	111,008,659

Total stockholders’ equity	162,942,804	161,257,962

Total liabilities and stockholders’ equity	$231,880,133	$231,653,856

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Net sales	$149,982,125	$149,290,638
Cost of goods sold, including buying, distribution and occupancy costs	116,074,337	110,116,571

Gross profit	33,907,788	39,174,067
Selling, general and administrative expenses	31,315,458	28,365,840

Operating income	2,592,330	10,808,227
Other income (expense):
Interest income, net	122,662	37,457
Other charges, net	(63,199)	(75,636)

Total other income (expense)	59,463	(38,179)

Income before income taxes	2,651,793	10,770,048
Income taxes	1,034,199	4,200,319

Net income	$1,617,594	$6,569,729

Earnings per share:
Basic	$0.07	$0.31

Diluted	$0.07	$0.28

Weighted average shares outstanding:
Basic	21,956,593	21,364,041

Diluted	24,012,728	23,752,905

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Operating Activities
Net income	$1,617,594	$6,569,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,531,962	4,678,255
Deferred rent	736,125	391,744
Amortization of deferred compensation	—	27,000
Loss on disposal of assets	45,220	78,533
Changes in operating assets and liabilities:
Inventories	11,206,329	296,664
Other current assets	(96,280)	706,944
Accounts payable, trade	(5,739,809)	(951,267)
Accounts payable, other	(3,627,634)	(1,073,815)
Accrued payroll and related expense	1,490,328	3,396,191
Income and sales taxes payable	1,616,625	5,139,711
Other current liabilities	4,079,649	4,329,512
Other liabilities	—	5,000

Net cash provided by operating activities	16,860,109	23,594,201

Investing Activities
Purchases of fixed assets	(5,796,781)	(7,666,230)
Other assets	(12,427)	33,932

Net cash used in investing activities	(5,809,208)	(7,632,298)

Financing Activities
Proceeds from issuance of common stock	53,399	977,167

Net cash provided by financing activities	53,399	977,167

Net increase in cash and cash equivalents	11,104,300	16,939,070
Cash and cash equivalents at beginning of the period	30,713,343	22,967,317

Cash and cash equivalents at end of the period	$41,817,643	$39,906,387

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 25, 2004.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 25, 2004 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 25, 2004 included in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on December 14, 2004.

2. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three months ended December 25, 2004 and December 27, 2003 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income as reported	$1,617,594	$6,569,729
Less: stock-based compensation expense for all awards, net of related tax effects	(123,173)	(268,400)

Pro forma net income	$1,494,421	$6,301,329

Basic earnings per share	$0.07	$0.31
Pro forma	$0.07	$0.29
Diluted earnings per share	$0.07	$0.28
Pro forma	$0.06	$0.27

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

	Three Months Ended
	December 25, 2004	December 27, 2003
Risk free interest rate	3.30%	3.20%
Dividend yield	—	—
Expected volatility	55%	66%
Weighted average expected life	4 years	4 years

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

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income	$1,617,594	$6,569,729

Earnings per share:
Basic	$0.07	$0.31
Effect of dilutive stock options	—	(0.01)
Effect of dilutive warrants	—	(0.02)

Diluted	$0.07	$0.28

Weighted average number of shares:
Basic	21,956,593	21,364,041
Effect of dilutive stock options	253,676	570,980
Effect of dilutive warrants	1,802,459	1,817,884

Diluted	24,012,728	23,752,905

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	December 25, 2004	December 27, 2003
Anti-dilutive options	558,273	268,346

4. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

5. Commitments and Contingencies

On December 14, 2004 plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two of its officers, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, one follow-on action has been filed in the same court alleging substantially similar claims. The Company believes the allegations in these actions are without merit and intends to defend vigorously against these claims.

Other than the foregoing, from time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, successful repositioning of our Rampage brand, integration of our recently hired senior executives, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing, including those factors discussed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2004.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

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

	Three Months Ended
	December 25, 2004	December 27, 2003
Net sales	100.0%	100.0%
Cost of goods sold	77.4	73.8

Gross profit	22.6	26.2
Selling, general and administrative expenses	20.9	19.0

Operating income	1.7	7.2
Interest income, net	0.1	0.0
Other charges, net	(0.0)	(0.0)

Income before income taxes	1.8	7.2
Income taxes	0.7	2.8

Net income	1.1%	4.4%

Number of stores open at end of period	368	329

Three Months Ended December 25, 2004 Compared to the Three Months Ended December 27, 2003

Net Sales. Our net sales increased to $150.0 million from $149.3 million, an increase of $0.7 million, or 0.5%, over the same quarter last year. This increase reflects $14.4 million of additional net sales from the 8 new stores opened during the three months ended December 25, 2004, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was largely offset by a 9.9% decrease in comparable store sales, which resulted in decreased sales of $13.7 million compared to the same quarter in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $33.9 million from $39.2 million, a decrease of $5.3 million, or 13.4%, from the same quarter last year. This decrease was the result of decreased gross profit margins. As a percentage of net sales, gross profit decreased to 22.6% from 26.2%. The decrease in gross profit as a percentage of net sales was principally due to higher occupancy expenses, as these relatively fixed charges were spread over a smaller average store sales base, and higher markdowns.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $31.3 million from $28.4 million, an increase of $2.9 million, or 10.4%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.9% from 19.0%, primarily due to increased store-level expenses, specifically payroll and other operating expenses.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2004.

Net Income. Our net income decreased to $1.6 million from $6.6 million, an decrease of $5.0 million, or 75.4%, from the same quarter last year. This decrease was primarily due to a decrease in gross profit and an increase in selling, general and administrative expenses, partially offset by reduced income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of December 25, 2004, we had working capital of approximately $45.2 million which included cash and cash equivalents of $41.8 million.

Our net cash provided by operations was $16.9 million and $23.6 million for the three months ended December 25, 2004 and December 27, 2003, respectively. The decrease was primarily due to lower net income and increased investment in working capital accounts, partially offset by a higher non-cash adjustment for depreciation expense. Our net cash used in investing activities was $5.8 million and $7.6 million for the three months ended December 25, 2004 and December 27, 2003, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures.

The decrease in capital expenditures was primarily due to opening fewer new stores in fiscal 2005 to date. In the three months ended December 25, 2004 and December 27, 2003, we opened 8 and 18 new stores, respectively. During fiscal 2005, we plan to open up to 49 new Charlotte Russe stores and one Rampage store. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $25.0 to $29.0 million, of which $5.8 million was spent during the three months ended December 25, 2004.

Our net cash provided by financing activities was $53,000 and $977,000 for the three months ended December 25, 2004 and December 27, 2003, respectively. Financing activities primarily consists of the proceeds of stock option exercises.

Effective February 28, 2003, we obtained a $25.0 million unsecured revolving credit facility with Bank of America, N.A. to replace a previous $15.0 million unsecured revolving credit facility with another lender. The new facility, as amended, is subject to certain restrictions and covenants and expires on March 1, 2006. Interest on the revolving credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At December 25, 2004, there was no outstanding debt, and $5.6 million of outstanding letters of credit, under the revolving credit facility. The agreement requires that the Company maintain certain financial ratios on a quarterly basis, sets limits on stock repurchases and capital spending and restricts future liens and indebtedness, sales of assets and dividend payments. We have consistently achieved compliance with the covenant requirements in the past, although modifications to the original agreement have been necessary and the bank has been cooperative. In light of our recent financial performance, achieving covenant requirements may become more challenging in the future and further modifications by the bank can not be assured.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2005. If our cash flow from operations should decline significantly, it may be necessary for us to adjust the structure of our credit facility and seek additional sources of capital.

LETTERS OF CREDIT

Pursuant to the terms of the $25.0 million unsecured revolving credit facility, we can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at December 25, 2004 totaled approximately $5.6 million, including $2.6 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of December 25, 2004:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$471,672	$65,318	$129,816	$121,573	$154,965
Other long-term obligations	6,000	750	1,500	1,500	2,250

	$477,672	$66,068	$131,316	$123,073	$157,215

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 25, 2004, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b) the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 25, 2004, our disclosure controls and procedures are effective.

During the three month period ended December 25, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 14, 2004 plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, one follow-on action has been filed in the same court alleging substantially similar claims. We believe that the allegations in these actions are without merit and intend to defend vigorously against these claims.

Other than the foregoing, from time to time, we may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) The following exhibits are included herein:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 21st day of January, 2005.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer