Form 10-K/A
period 2004-09-25
CHARLOTTE RUSSE HOLDING INC
filed 2005-05-05
CIK 1092006

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct the previously issued consolidated financial statements of Charlotte Russe Holding, Inc., (the “Company”) as of September 25, 2004 and September 27, 2003, and for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, initially filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2004 (the “Original Filing”). The corrections reflect changes to our lease accounting practices for landlord construction allowances and straight-line rent during construction periods in accordance with accounting principles generally accepted in the United States of America as clarified by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. In addition, the Company concluded that is was appropriate to correct a previously identified immaterial inter-quarterly error by shifting this charge between appropriate quarterly periods. See Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A for additional discussion.

This Form 10-K/A amends and restates only Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended September 25, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K/A.

The stylized and non-stylized Charlotte Russe, Refuge and ™ trademarks referred to in this Annual Report on Form 10-K/A are federally registered in the United States. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. The Rampage® trademark referred to in this Annual Report on Form 10-K/A is federally registered in the United States and is used by Charlotte Russe under a license agreement with Rampage Licensing, LLC. The use of the Rampage trademark by other parties, including other apparel manufacturers and retailers, should not be attributed to our business. All other trademarks or trade names referred to in this Annual Report on Form 10-K/A are the property of their respective owners.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been restated to reflect adjustments to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in the Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.

	Fiscal Year Ended (1)
	Sept. 30, 2000	Sept. 29, 2001	Sept. 28, 2002	Sept. 27, 2003	Sept. 25, 2004
	(dollars in thousands, except per share and sales per foot data)
	(Restated)
Statement of Income Data:
Net sales	$245,260	$324,825	$409,382	$456,622	$539,404
Cost of goods sold	167,828	228,145	297,250	344,133	403,760

Gross profit	77,432	96,680	112,132	112,489	135,644
Selling, general and administrative expenses	46,122	63,181	76,516	90,896	111,270
Store closing costs	—	—	—	4,900	(325)
Amortization of goodwill	828	828	—	—	—

Operating income	30,482	32,671	35,616	16,693	24,699
Interest income (expense), net	(593)	425	164	118	303
Other charges, net	(270)	(314)	(290)	(270)	(275)

Income before income taxes	29,619	32,782	35,490	16,541	24,727
Provision for income taxes	12,109	12,559	13,841	6,451	9,643

Net income	$17,510	$20,223	$21,649	$10,090	$15,084

Earnings per share (2):
Basic	$0.87	$0.98	$1.03	$0.48	$0.70

Diluted	$0.77	$0.86	$0.91	$0.43	$0.63

Weighted average shares outstanding (2):
Basic (000’s)	20,084	20,596	21,045	21,240	21,567
Diluted (000’s)	22,845	23,428	23,694	23,507	23,993
Selected Operating Data:
Number of stores open at end of period	136	188	251	311	360
Average square footage per store (3)	7,380	7,169	7,087	7,149	7,034
Sales per square foot (4)	$286	$277	$259	$229	$228
Comparable store sales increase (decrease) (5)	2.80%	(1.7)%	(5.4)%	(10.1)%	(0.4)%
Average store sales (6)	$2,129	$2,010	$1,839	$1,629	$1,619
Balance Sheet Data:
Cash and cash equivalents	$3,829	$10,031	$13,553	$22,967	$30,713
Working capital (deficiency).	(4,722)	2,357	12,917	26,055	43,091
Total assets	132,337	181,387	227,070	261,444	301,680
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	71,986	98,415	124,025	134,929	155,613

(1)	Our results of operations for fiscal 2000 included 53 weeks. All other periods presented included 52 weeks.
(2)	See Notes 1 and 11 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all open stores at the end of the period.
(4)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all open stores.
(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.
(6)	Our average store sales are based on the time weighted average of all open stores in the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Annual Report on Form 10-K/A. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business” in this section.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We reviewed our lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). Our lease accounting practices had not changed materially over the years. Our external independent auditors had been aware of our lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested that they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, we determined that our historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP.

Specifically, we previously reflected the unamortized portion of construction allowances as a reduction of capital expenditures rather than recording those transactions as a deferred rent credit. In addition, we previously recognized straight-line rent expense for leases beginning on the rent commencement date (i.e., store opening date), which had the effect of excluding the build-out period from the calculation of the period over which rent is expensed.

As a result, we restated our previously issued audited financial statements, as follows:

•	We no longer offset construction allowances against capital expenditures. The unamortized portion of construction allowances is recorded as a deferred rent credit rather than as a reduction to the cost of leasehold improvements. Depreciation expense has been increased to reflect the adjustment to capital expenditures with an equal and offsetting credit against rent expense during the contractual lease term.

•	We no longer recognize rent in accordance with the contractual lease commencement dates. Straight-line rent is imputed starting when we receive possession of the leased property for construction purposes. Preopening expense is recognized during the construction period with an equal and offsetting credit against rent expense during the contractual lease term.

As a result, excluding tax impacts, the correction of this accounting required us to record additional deferred rent, increase fixed assets and adjust retained earnings on the consolidated balance sheets. In connection with the restatement of all prior periods for these changes in lease accounting practices, we also corrected for a previously identified immaterial inter-quarterly error by shifting this charge between appropriate quarters. See Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A for additional disclosures.

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.6	75.4	74.9

Gross profit	27.4	24.6	25.1

Selling, general and administrative expenses	18.7	19.8	20.5
Store closing costs	0.0	1.1	0.0

Operating income	8.7	3.7	4.6

Interest income, net	0.1	0.0	0.1
Other charges, net	(0.1)	(0.1)	(0.1)

Income before income taxes	8.7	3.6	4.6

Income taxes	3.4	1.4	1.8

Net income	5.3%	2.2%	2.8%

Number of stores open at end of period	251	311	360

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

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $135.6 million from $112.5 million, an increase of $23.1 million, or 20.6%, over the prior fiscal year. This increase was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 25.1% from 24.6%. The increase as a percentage of net sales was principally due to improved product gross margins as higher initial markup more than offset a higher markdown expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $111.3 million from $90.9 million, an increase of $20.4 million, or 22.4%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% from 19.8% primarily due to higher store payroll expenses.

Store Closing Costs. Fiscal 2004 includes a pre-tax reversal of $325,000 of costs previously incurred in fiscal 2003 associated with the closure of 10 Charlotte’s Room stores.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

Net Income. Our net income increased to $15.1 million from $10.1 million, an increase of $5.0 million, or 49.5%, over the prior fiscal year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses, reduction in store closing costs, and an increase in income taxes.

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

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $112.5 million from $112.1 million, an increase of $0.4 million, or 0.3%, over the prior fiscal year. This increase was the result of higher net sales, offset in part by decreased gross profit margins. As a percentage of net sales, gross profit decreased to 24.6% from 27.4%. The decrease in gross profit as a percentage of net sales was principally due to higher occupancy expenses as these relatively fixed charges were spread over a smaller average store sales base.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $90.9 million from $76.5 million, an increase of $14.4 million, or 18.8%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 19.8% from 18.7% primarily due to higher store operating expenses as these charges were spread over a smaller average store sales base.

Store Closing Costs. Fiscal 2003 includes a $4.9 million pre-tax charge associated with the closure of 10 Charlotte’s Room stores. No such charges were incurred in the prior fiscal year.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rates.

Net Income. Our net income decreased to $10.1 million from $21.6 million, a decrease of $11.5 million, or 53.4%, over the prior fiscal year. The decrease was primarily due to a decrease in gross profit as a percentage of sales, an increase in selling, general and administrative expenses, store closing costs, offset by a decrease in income taxes.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 25, 2004. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K/A.

	Fiscal Year 2003				Fiscal Year 2004
	Three Months Ended				Three Months Ended
	Dec. 28, 2002	Mar. 29, 2003	Jun. 28, 2003	Sep. 27, 2003	Dec. 27, 2003	Mar. 27, 2004	Jun. 26, 2004	Sept. 25, 2004
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$133,329	$93,098	$107,186	$123,009	$149,291	$118,776	$133,044	$138,293
Gross profit	36,647	17,576	25,870	32,396	39,027	25,115	36,179	35,323
Operating income (loss)	12,314	(8,676)	4,154	8,901	10,661	118	8,875	5,045
Net income (loss)	7,479	(5,322)	2,516	5,417	6,480	76	5,424	3,104
Earnings Per Share:
Basic earnings (loss) per share	$0.35	($0.25)	$0.12	$0.25	$0.30	$0.00	$0.25	$0.14
Diluted earnings (loss) per share	$0.32	($0.25)	$0.11	$0.23	$0.27	$0.00	$0.23	$0.13
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	27.5	18.9	24.1	26.3	26.1	21.1	27.2	25.5
Operating income (loss)	9.2	(9.3)	3.9	7.2	7.1	0.1	6.7	3.6
Net income (loss)	5.6	(5.7)	2.3	4.4	4.3	0.1	4.1	2.2
Operating Data:
Comparable store sales (decrease)	(3.6)%	(11.6)%	(16.1)%	(9.5)%	(7.6)%	3.5%	7.1%	(2.3)%
Stores open at end of period	268	280	293	311	329	335	342	360

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

During fiscal years 2002, 2003 and 2004, our net cash provided by operations amounted to approximately $52.3 million, $56.7 million and $48.1 million, respectively. In fiscal year 2004, our net cash provided by operations decreased as a result of lower landlord construction allowances offset by higher net income and changes in working capital accounts. Our net cash used in investing activities amounted to approximately $49.4 million, $47.8 million and $42.6 million in fiscal years 2002, 2003 and 2004, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures. We opened a total of 63, 70 and 49 new stores during the fiscal years 2002, 2003 and 2004, respectively. The decrease in capital expenditures in fiscal year 2003 as compared to fiscal 2002 primarily relates to the $9.9 million expenditure in fiscal 2002 for the Ontario distribution center. We expect to continue to invest in capital to support our growth.

Based on our experience with store openings for our two concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition that have operated for more than one year generated average net sales of approximately $1.7 million and store-level operating cash flow in excess of $350,000, or approximately 20.3% of net sales. Accordingly, these stores generated an average cash return on investment of approximately 90% in their first year of operation. For the 131 stores opened in fiscal 2002 and 2003, we achieved average net sales of $1.6 million per store and store-level operating cash flow of approximately $295,000, or 18.8% of net sales. This group of newer stores generated an average cash return on investment of approximately 89% in their first year of operations. In light of recent economic conditions, we are targeting future store openings that will generate, on average, cash returns on investment in excess of 80% for the first year of operation. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $49 to $53 million.

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

Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis as a reduction to rent expense.

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

FORWARD-LOOKING STATEMENTS

We have made statements under the captions, “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Relating to Our Business,” as well as in other sections of this Annual Report on Form 10-K/A, that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, successful repositioning of our Rampage brand, integration of our recently hired senior executives, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K/A might not occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-3 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Charlotte Russe Holding, Inc. (the “Management”), including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, Management reviewed the Company’s lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). The Company’s lease accounting practices had not changed materially over the years. The Company’s external independent auditors had been aware of our lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested that they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, the Company determined that its historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP. As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued financial statements should be restated. Because of this change in its lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases and tenant allowances during the fiscal year. As a result, the Chief Executive Officer and the Chief Financial Officer each concluded that, based solely on this change in lease accounting practices, that the Company’s disclosure controls and procedures were not effective as of September 25, 2004.

In the second quarter of fiscal 2005, the Company remediated the material weakness in internal control and the ineffectiveness of its disclosure controls and procedures by conducting a review of its lease accounting practices, establishing new lease-related accounting policies, and correcting its method of accounting for landlord construction allowances and construction period straight-line rent.

Changes in Internal Control Over Financial Reporting

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 5th day of May, 2005.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Hoffman and Daniel T. Carter, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2005

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 5, 2005

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	May 5, 2005

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	May 5, 2005

Signature	Title	Date

/s/ W. THOMAS GOULD W. Thomas Gould	Director	May 5, 2005

/s/ ALLAN W. KARP Allan W. Karp	Director	May 5, 2005

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	May 5, 2005

/s/ MARK J. RIVERS Mark J. Rivers	Director	May 5, 2005

This Page Intentionally Left Blank

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Charlotte Russe Holding Inc.

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 25, 2004 (as restated) and September 27, 2003 (as restated), and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2004 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, Restatement of the Financial Statements, the Company has corrected its accounting for leases and restated previously issued financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc at September 25, 2004 (as restated) and September 27, 2003 (as restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 25, 2004 (as restated), in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

San Diego, California

October 20, 2004

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 25, 2004	September 27, 2003
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$30,713,343	$22,967,317
Inventories	49,154,877	34,506,912
Other current assets	8,019,487	5,410,123
Deferred tax assets	6,300,000	5,300,000

Total current assets	94,187,707	68,184,352

Fixed assets, net	177,518,053	163,097,927
Goodwill	28,790,000	28,790,000
Other assets	1,184,227	1,371,894

Total assets	$301,679,987	$261,444,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$25,703,097	$20,928,264
Accounts payable, other	8,749,782	6,457,132
Accrued payroll and related expense	4,124,136	2,526,756
Income and sales taxes payable	1,970,903	2,330,930
Other current liabilities	10,548,758	9,886,267

Total current liabilities	51,096,676	42,129,349

Deferred rent	91,226,297	81,973,448
Other liabilities	43,894	312,777
Deferred tax liabilities	3,700,000	2,100,000

Total liabilities	146,066,867	126,515,574

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 21,950,927 and 21,290,182 at September 25, 2004 and September 27, 2003, respectively	219,509	212,902
Additional paid-in capital	50,029,794	44,498,540
Deferred compensation	—	(63,000)
Retained earnings	105,363,817	90,280,157

Total stockholders’ equity	155,613,120	134,928,599

Total liabilities and stockholders’ equity	$301,679,987	$261,444,173

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(Restated)	(Restated)	(Restated)
Net sales	$539,403,949	$456,622,115	$409,381,895
Cost of goods sold, including buying, distribution and occupancy costs	403,760,365	344,133,481	297,249,785

Gross profit	135,643,584	112,488,634	112,132,110
Selling, general and administrative expenses	111,269,438	90,896,124	76,516,238
Store closing costs	(325,000)	4,900,000	—

Operating income	24,699,146	16,692,510	35,615,872
Other income (expense):
Interest income, net	303,067	118,718	164,062
Other charges, net	(274,901)	(269,933)	(289,625)

Total other income (expense)	28,166	(151,215)	(125,563)

Income before income taxes	24,727,312	16,541,295	35,490,309
Income taxes	9,643,652	6,451,104	13,841,221

Net income	$15,083,660	$10,090,191	$21,649,088

Earnings per share:
Basic	$0.70	$0.48	$1.03

Diluted	$0.63	$0.43	$0.91

Weighted average shares outstanding:
Basic	21,567,205	21,239,569	21,045,318
Diluted	23,993,019	23,507,028	23,693,564

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 29, 2001 (as restated)	20,802,747	$208,028	$40,038,464	$(372,000)	$58,540,878	$98,415,370
Stock option transactions, including tax benefits	388,230	3,882	3,985,370	—	—	3,989,252
Amortization and adjustment of deferred compensation	—	—	(93,000)	201,000	—	108,000
Issuance of stock under employee stock purchase plan	19,730	197	312,663	—	—	312,860
Stock offering costs	—	—	(450,000)	—	—	(450,000)
Net income and comprehensive income	—	—	—	—	21,649,088	21,649,088

Balance at September 28, 2002 (as restated)	21,210,707	$212,107	$43,793,497	$(171,000)	$80,189,966	$124,024,570
Stock option transactions, including tax benefits	53,000	530	467,646	—	—	468,176
Amortization of deferred compensation	—	—	—	108,000	—	108,000
Issuance of stock under employee stock purchase plan	26,475	265	237,397	—	—	237,662
Net income and comprehensive income	—	—	—	—	10,090,191	10,090,191

Balance at September 27, 2003 (as restated)	21,290,182	$212,902	$44,498,540	$(63,000)	$90,280,157	$134,928,599
Stock option transactions, including tax benefits	641,100	6,411	5,630,549	—	—	5,636,960
Amortization of deferred compensation	—	—	—	63,000	—	63,000
Issuance of stock under employee stock purchase plan	19,645	196	200,705	—	—	200,901
Stock offering costs	—	—	(300,000)	—	—	(300,000)
Net income and comprehensive income	—	—	—	—	15,083,660	15,083,660

Balance at September 25, 2004 (as restated)	21,950,927	$219,509	$50,029,794	—	$105,363,817	$155,613,120

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(Restated)	(Restated)	(Restated)
Operating Activities
Net income	$15,083,660	$10,090,191	$21,649,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,738,947	23,396,212	18,373,753
Amortization of construction allowances	(8,193,468)	(7,052,558)	(4,861,193)
Landlord construction allowances	15,140,208	23,865,180	17,662,096
Deferred rent	2,306,109	3,082,344	4,046,414
Amortization of deferred compensation	63,000	108,000	108,000
Loss on disposal of assets	586,805	3,264,869	13,708
Deferred income taxes	600,000	2,400,000	(1,400,000)
Changes in operating assets and liabilities:
Inventories	(14,647,965)	(1,187,898)	(9,782,594)
Other current assets	(2,609,364)	(2,907,922)	57,952
Accounts payable, trade	4,774,833	(4,000,479)	5,321,606
Accounts payable, other	2,292,650	1,012,326	618,860
Accrued payroll and related expense	1,597,380	154,622	440,296
Income and sales taxes payable	2,968,080	1,201,473	(720,407)
Other current liabilities	662,491	3,134,132	868,741
Other liabilities	(268,883)	103,894	(60,587)

Net cash provided by operating activities	48,094,483	56,664,386	52,335,733

Investing Activities
Purchases of fixed assets	(42,657,356)	(47,733,032)	(49,381,298)
Other assets	99,145	(92,827)	(42,377)

Net cash used in investing activities	(42,558,211)	(47,825,859)	(49,423,675)

Financing Activities
Payments on capital leases	—	—	(45,017)
Payments on notes payable to bank and revolving credit facility	—	—	(11,000,000)
Proceeds from notes payable to bank and revolving credit facility	—	—	11,000,000
Proceeds from issuance of common stock	2,509,754	575,310	1,105,041
Stock offering costs	(300,000)	—	(450,000)

Net cash provided by financing activities	2,209,754	575,310	610,024

Net increase in cash and cash equivalents	7,746,026	9,413,837	3,522,082
Cash and cash equivalents at beginning of the year	22,967,317	13,553,480	10,031,398

Cash and cash equivalents at end of the year	$30,713,343	$22,967,317	$13,553,480

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002 amounted to $27,650,425, $23,269,351, and $18,284,917, respectively.

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

Deferred Rent

Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis as a reduction to rent expense.

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

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net income (as restated)	$15,083,660	$10,090,191	$21,649,088
Less: Stock-based compensation expense for all awards, net of related tax effects	(1,230,555)	(861,320)	(1,371,860)

Pro forma net income	$13,853,105	$9,228,871	$20,277,228

Basic earnings per share	$0.70	$0.48	$1.03
Pro forma	$0.64	$0.43	$0.96
Diluted earnings per share	$0.63	$0.43	$0.91
Pro forma	$0.58	$0.39	$0.86

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

2. Restatement of Financial Statements

We reviewed our lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). Our lease accounting practices had not changed materially over the years. Our external independent auditors had been aware of our lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested that they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, we determined that our historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP.

Specifically, we previously reflected the unamortized portion of construction allowances as a reduction of capital expenditures rather than recording those transactions as a deferred rent credit. In addition, we previously recognized straight-line rent expense for leases beginning on the rent commencement date (i.e., store opening date), which had the effect of excluding the build-out period from the calculation of the period over which rent is expensed.

As a result, we restated our previously issued audited financial statements, as follows:

•	We no longer offset construction allowances against capital expenditures. The unamortized portion of construction allowances is recorded as a deferred rent credit rather than as a reduction to the cost of leasehold improvements. Depreciation expense has been increased to reflect the adjustment to capital expenditures with an equal and offsetting credit against rent expense during the contractual lease term.

•	We no longer recognize rent in accordance with the contractual lease commencement dates. Straight-line rent is imputed starting when we receive possession of the leased property for construction purposes. Preopening expense is recognized during the construction period with an equal and offsetting credit against rent expense during the contractual lease term.

As a result, excluding tax impacts, the correction of this accounting required us to record additional deferred rent, increase fixed assets and adjust retained earnings on the consolidated balance sheets. In connection with the restatement of all prior periods for these changes in lease accounting practices, we also corrected for a previously identified immaterial inter-quarterly error by shifting this charge between appropriate quarters.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of the significant effects of these corrections on the Company’s consolidated balance sheets as of September 25, 2004 and September 27, 2003, as well as on the Company’s consolidated statements of income and cash flows for the fiscal years September 25, 2004, September 27, 2003 and September 28, 2002:

Consolidated Statements of Income

Fiscal Year Ended September 25, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$403,453,723	$306,642	$403,760,365
Gross profit	135,950,226	(306,642)	135,643,584
Operating income	25,005,788	(306,642)	24,699,146
Income before income taxes	25,033,954	(306,642)	24,727,312
Income taxes	9,763,242	(119,590)	9,643,652
Net income	15,270,712	(187,052)	15,083,660
Earnings per share—basic	$0.71	$(0.01)	$0.70
Earnings per share—diluted	$0.64	$(0.01)	$0.63

Fiscal Year Ended September 27, 2003

Cost of goods sold	$342,621,003	$1,512,478	$344,133,481
Gross profit	114,001,112	(1,512,478)	112,488,634
Operating income	18,204,988	(1,512,478)	16,692,510
Income before income taxes	18,053,773	(1,512,478)	16,541,295
Income taxes	7,040,971	(589,867)	6,451,104
Net income	11,012,802	(922,611)	10,090,191
Earnings per share—basic	$0.52	$(0.04)	$(0.48)
Earnings per share—diluted	$0.47	$(0.04)	$(0.43)

Fiscal Year Ended September 28, 2002

Cost of goods sold	$296,005,383	$1,244,402	$297,249,785
Gross profit	113,376,512	(1,244,402)	112,132,110
Operating income	36,860,274	(1,244,402)	35,615,872
Income before income taxes	36,734,711	(1,244,402)	35,490,309
Income taxes	14,326,537	(485,316)	13,841,221
Net income	22,408,174	(759,086)	21,649,088
Earnings per share—basic	$1.06	$(0.03)	$1.03
Earnings per share—diluted	$0.95	$(0.04)	$0.91

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Balance Sheets

September 25, 2004	As Previously Reported	Adjustments	As Restated
Fixed assets, net	$107,491,922	$70,026,131	$177,518,053
Total assets	231,653,856	70,026,131	301,679,987
Income and sales taxes payable	1,979,900	(8,997)	1,970,903
Other current liabilities	10,620,758	(72,000)	10,548,758
Total current liabilities	51,177,673	(80,997)	51,096,676
Deferred rent	11,874,327	79,351,970	91,226,297
Deferred tax liabilities	7,300,000	(3,600,000)	3,700,000
Total liabilities	70,395,894	75,670,973	146,066,867
Retained earnings	111,008,659	(5,644,842)	105,363,817
Total stockholders’ equity	161,257,962	(5,644,842)	155,613,120
Total liabilities and stockholders’ equity	231,653,856	70,026,131	301,679,987

September 27, 2003

Fixed assets, net	$100,018,536	$63,079,391	$163,097,927
Total assets	198,364,782	63,079,391	261,444,173
Income and sales taxes payable	2,320,337	10,593	2,330,930
Total current liabilities	42,118,756	10,593	42,129,349
Deferred rent	9,946,860	72,026,588	81,973,448
Deferred tax liabilities	5,600,000	(3,500,000)	2,100,000
Total liabilities	57,978,393	68,537,181	126,515,574
Retained earnings	95,737,947	(5,457,790)	90,280,157
Total stockholders’ equity	140,386,389	(5,457,790)	134,928,599
Total liabilities and stockholders’ equity	198,364,782	63,079,391	261,444,173

Consolidated Statements of Cash Flows

Fiscal Year Ended September 25, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$32,954,275	$15,140,208	$48,094,483
Net cash used in investing activities	(27,418,003)	(15,140,208)	(42,558,211)

Fiscal Year Ended September 27, 2003

Net cash provided by operating activities	32,799,206	23,865,180	56,664,386
Net cash used in investing activities	(23,960,679)	(23,865,180)	(47,825,859)

Fiscal Year Ended September 28, 2002

Net cash provided by operating activities	34,673,637	17,662,096	52,335,733
Net cash used in investing activities	(31,761,579)	(17,662,096)	(49,423,675)

Consolidated Statements of Stockholders’ Equity

Fiscal Year Ended September 29, 2001	As Previously Reported	Adjustments	As Restated
Retained earnings	$62,316,971	$(3,776,093)	$58,540,878

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

3. Fixed Assets

A summary of fixed assets is as follows:

	September 25, 2004	September 27, 2003
Leasehold improvements	$218,517,800	$189,391,556
Furniture and fixtures	28,847,047	24,381,457
Equipment and other	33,046,538	27,291,164

	280,411,385	241,064,177
Less: Accumulated depreciation and amortization	(102,893,332)	(77,966,250)

	$177,518,053	$163,097,927

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

6. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2005 and 2016. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 amounted to $90,258,119, $76,120,584 and $61,204,476, respectively, including $4,839,557, $3,834,060 and $1,617,494, respectively, of contingent rentals.

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

7. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Current:
Federal	$7,422,552	$3,178,204	$15,626,421
State	1,700,000	872,900	1,980,000

	9,122,552	4,051,104	17,606,421
Deferred:
Federal	335,700	2,300,000	(3,193,800)
State	185,400	100,000	(571,400)

	521,100	2,400,000	(3,765,200)

	$9,643,652	$6,451,104	$13,841,221

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Tax at U.S. statutory rates	$8,654,559	$5,789,454	$12,421,608
State income taxes, net of federal tax benefit	1,181,347	612,855	1,211,107
Non-deductible expenses	44,386	70,608	36,229
Other, net	(236,640)	(21,813)	172,277

	$9,643,652	$6,451,104	$13,841,221

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 25, 2004	September 27, 2003
Deferred tax assets:
Inventory	$2,854,432	$2,395,526
Deferred rent	36,442,785	30,203,884
Employee benefit programs	991,966	477,267
State income taxes	194,077	111,444
Other accrued expenses	2,259,525	2,315,763

	42,742,785	35,503,884
Deferred tax liabilities:
Tax over book depreciation	(38,347,501)	(30,941,313)
Intangibles	(1,795,284)	(1,362,571)

	(40,142,785)	(32,303,884)

Net deferred tax assets	$2,600,000	$3,200,000

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

12. Earnings Per Share

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net income (as restated)	$15,083,660	$10,090,191	$21,649,088

Earnings per share:
Basic	$0.70	$0.48	$1.03
Effect of dilutive warrants	(0.05)	(0.04)	(0.08)
Effect of dilutive stock options	(0.02)	(0.01)	(0.04)

Diluted	$0.63	$0.43	$0.91

Weighted average number of shares:
Basic	21,567,205	21,239,569	21,045,318
Effect of dilutive warrants	1,840,567	1,781,661	1,862,812
Effect of dilutive stock options	585,247	485,798	785,434

Diluted	23,993,019	23,507,028	23,693,564

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Anti-dilutive options	217,908	902,452	196,272

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