Form 10-Q/A
period 2004-12-25
CHARLOTTE RUSSE HOLDING INC
filed 2005-05-05
CIK 1092006

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued consolidated financial statements of Charlotte Russe Holding, Inc., (the “Company”) for the quarterly period ended December 25, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2005 (the “Original Filing”). The corrections are to reflect changes to our lease accounting for landlord construction allowances and straight-line rent during construction periods in accordance with accounting principles generally accepted in the United States of America as clarified by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. In addition, the Company concluded that is was appropriate to correct a previously identified immaterial inter-quarterly error by shifting these charges between appropriate quarterly periods. See Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 1, “Consolidated Financial Statements” of this Form 10-Q/A for additional discussion.

This Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarterly period ended December 25, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 25, 2004	September 25, 2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,817,643	$30,713,343
Inventories	38,497,548	49,154,877
Other current assets	8,115,767	8,019,487
Deferred tax assets	6,300,000	6,300,000

Total current assets	94,730,958	94,187,707

Fixed assets, net	176,907,909	177,518,053
Goodwill	28,790,000	28,790,000
Other assets	1,174,524	1,184,227

Total assets	$301,603,391	$301,679,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$19,963,288	$25,703,097
Accounts payable, other	5,122,148	8,749,782
Accrued payroll and related expense	5,614,464	4,124,136
Income and sales taxes payable	3,621,777	1,970,903
Other current liabilities	14,700,407	10,548,758

Total current liabilities	49,022,084	51,096,676

Deferred rent	90,694,989	91,226,297
Other liabilities	43,894	43,894
Deferred tax liabilities	4,000,000	3,700,000

Total liabilities	143,760,967	146,066,867

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,968,627 and 21,950,927 at December 25, 2004 and September 25, 2004, respectively.	219,686	219,509
Additional paid-in capital	50,096,865	50,029,794
Retained earnings	107,525,873	105,363,817

Total stockholders’ equity	157,842,424	155,613,120

Total liabilities and stockholders’ equity	$301,603,391	$301,679,987

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
	(Restated)	(Restated)
Net sales	$149,982,125	$149,290,638
Cost of goods sold, including buying, distribution and occupancy costs	115,181,777	110,263,323

Gross profit	34,800,348	39,027,315
Selling, general and administrative expenses	31,315,458	28,365,840

Operating income	3,484,890	10,661,475
Other income (expense):
Interest income, net	122,662	37,457
Other charges, net	(63,199)	(75,636)

Total other income (expense)	59,463	(38,179)

Income before income taxes	3,544,353	10,623,296
Income taxes	1,382,297	4,143,087

Net income	$2,162,056	$6,480,209

Earnings per share:
Basic	$0.10	$0.30

Diluted	$0.09	$0.27

Weighted average shares outstanding:
Basic	21,956,593	21,364,041

Diluted	24,012,728	23,752,905

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
	(Restated)	(Restated)
Operating Activities
Net income	$2,162,056	$6,480,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,783,433	6,494,745
Amortization of construction allowances	(2,251,471)	(1,816,490)
Landlord construction allowances	1,399,598	4,044,363
Deferred rent	320,565	538,496
Amortization of deferred compensation	—	27,000
Loss on disposal of assets	45,220	78,533
Deferred income taxes	300,000	—
Changes in operating assets and liabilities:
Inventories	10,657,329	296,664
Other current assets	(96,280)	706,944
Accounts payable, trade	(5,739,809)	(951,267)
Accounts payable, other	(3,627,634)	(1,073,815)
Accrued payroll and related expense	1,490,328	3,396,191
Income and sales taxes payable	1,664,723	5,082,479
Other current liabilities	4,151,649	4,329,512
Other liabilities	—	5,000

Net cash provided by operating activities	18,259,707	27,638,564

Investing Activities
Purchases of fixed assets	(7,196,379)	(11,710,593)
Other assets	(12,427)	33,932

Net cash used in investing activities	(7,208,806)	(11,676,661)

Financing Activities
Proceeds from issuance of common stock	53,399	977,167

Net cash provided by financing activities	53,399	977,167

Net increase in cash and cash equivalents	11,104,300	16,939,070
Cash and cash equivalents at beginning of the period	30,713,343	22,967,317

Cash and cash equivalents at end of the period	$41,817,643	$39,906,387

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

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 25, 2004 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities Exchange Commission on May 5, 2005.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Financial Statements (continued)

As a result, excluding tax impacts, the correction of this accounting required us to record additional deferred rent, increase fixed assets and adjust retained earnings on the consolidated balance sheets. In connection with the restatement of all prior periods for these changes in lease accounting practices, we also corrected for previously identified immaterial inter-quarterly errors by shifting these charges between appropriate quarters.

Following is a summary of the significant effects of these corrections on the Company’s consolidated balance sheets as of December 25, 2004 and September 25, 2004, as well as on the Company’s consolidated statements of income and cash flows for the three-month periods ended December 25, 2004 and December 27, 2003:

Consolidated Statements of Income

	As Previously Reported	Adjustments	As Restated
Three Months Ended December 25, 2004
Cost of goods sold	$116,074,337	$(892,560)	$115,181,777
Gross profit	33,907,788	892,560	34,800,348
Operating income	2,592,330	892,560	3,484,890
Income before income taxes	2,651,793	892,560	3,544,353
Income taxes	1,034,199	348,098	1,382,297
Net income	1,617,594	544,462	2,162,056
Earnings per share—basic	$0.07	$0.03	$0.10
Earnings per share—diluted	$0.07	$0.02	$0.09

Three Months Ended December 27, 2003
Cost of goods sold	$110,116,571	$146,752	$110,263,323
Gross profit	39,174,067	(146,752)	39,027,315
Operating income	10,808,227	(146,752)	10,661,475
Income before income taxes	10,770,048	(146,752)	10,623,296
Income taxes	4,200,319	(57,232)	4,143,087
Net income	6,569,729	(89,520)	6,480,209
Earnings per share—basic	$0.31	$(0.01)	$0.30
Earnings per share—diluted	$0.28	$(0.01)	$0.27

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Financial Statements (continued)

Consolidated Balance Sheets

	As Previously Reported	Adjustments	As Restated
December 25, 2004
Inventories	$37,948,548	$549,000	$38,497,548
Total current assets	94,181,958	549,000	94,730,958
Fixed assets, net	107,733,651	69,174,258	176,907,909
Total assets	231,880,133	69,723,258	301,603,391
Income and sales taxes payable	3,582,676	39,101	3,621,777
Total current liabilities	48,982,983	39,101	49,022,084
Deferred rent	12,610,452	78,084,537	90,694,989
Deferred tax liabilities	7,300,000	(3,300,000)	4,000,000
Total liabilities	68,937,329	74,823,638	143,760,967
Retained earnings	112,626,253	(5,100,380)	107,525,873
Total stockholders’ equity	162,942,804	(5,100,380)	157,842,424
Total liabilities and stockholders’ equity	231,880,133	69,723,258	301,603,391

September 25, 2004
Fixed assets, net	$107,491,922	$70,026,131	$177,518,053
Total assets	231,653,856	70,026,131	301,679,987
Income and sales taxes payable	1,979,900	(8,997)	1,970,903
Other current liabilities	10,620,758	(72,000)	10,548,758
Total current liabilities	51,177,673	(80,997)	51,096,676
Deferred rent	11,874,327	79,351,970	91,226,297
Deferred tax liabilities	7,300,000	(3,600,000)	3,700,000
Total liabilities	70,395,894	75,670,973	146,066,867
Retained earnings	111,008,659	(5,644,842)	105,363,817
Total stockholders’ equity	161,257,962	(5,644,842)	155,613,120
Total liabilities and stockholders’ equity	231,653,856	70,026,131	301,679,987

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated
Three Months Ended December 25, 2004
Net cash provided by operating activities	$16,860,109	$1,399,598	$18,259,707
Net cash used in investing activities	(5,809,208)	(1,399,598)	(7,208,806)

Three Months Ended December 27, 2003
Net cash provided by operating activities	23,594,201	4,044,363	27,638,564
Net cash used in investing activities	(7,632,298)	(4,044,363)	(11,676,661)

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Stock Based Compensation

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

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income (as restated)	$2,162,056	$6,480,209
Less: stock-based compensation expense for all awards, net of related tax effects	(123,173)	(268,400)

Pro forma net income	$2,038,883	$6,211,809

Basic earnings per share	$0.10	$0.30
Pro forma	$0.09	$0.29
Diluted earnings per share	$0.09	$0.27
Pro forma	$0.08	$0.26

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share

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

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income (as restated)	$2,162,056	$6,480,209

Earnings per share:
Basic	$0.10	$0.30
Effect of dilutive stock options	—	(0.01)
Effect of dilutive warrants	(0.01)	(0.02)

Diluted	$0.09	$0.27

Weighted average number of shares:
Basic	21,956,593	21,364,041
Effect of dilutive stock options	253,676	570,980
Effect of dilutive warrants	1,802,459	1,817,884

Diluted	24,012,728	23,752,905

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	December 25, 2004	December 27, 2003
Anti-dilutive options	558,273	268,346

5. Recent Accounting Pronouncements

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Commitments and Contingencies

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

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, our anticipated growth strategies, successful repositioning of our Rampage brand, integration of our recently hired senior executives, and general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing, including those factors discussed in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 5, 2005.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A might not occur.

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

As a result, excluding tax impacts, the correction of this accounting required us to record additional deferred rent, increase fixed assets and adjust retained earnings on the consolidated balance sheets. In connection with the restatement of all prior periods for these changes in lease accounting practices, we also corrected for previously identified immaterial inter-quarterly errors by shifting these charges between appropriate quarters.

See Note 2: “Restatement of Financial Statements” to the financial statements for a summary of the effects of the restatement on the Company’s balance sheets as of December 25, 2004 and September 25, 2004, and the Company’s statements of income and cash flows for the fiscal quarters ended December 25, 2004 and December 27, 2003. The accompanying Management’s Discussion and Analysis gives effect to these changes.

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the company included elsewhere in this Quarterly Report on Form 10-Q/A. The following table sets forth our operating results, expressed as a percentage of net sales and store information for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	December 25, 2004	December 27, 2003
Net sales	100.0%	100.0%
Cost of goods sold	76.8	73.9

Gross profit	23.2	26.1
Selling, general and administrative expenses	20.9	19.0

Operating income	2.3	7.1
Interest income, net	0.1	0.0
Other charges, net	(0.0)	(0.0)

Income before income taxes	2.4	7.1
Income taxes	1.0	2.8

Net income	1.4%	4.3%

Number of stores open at end of period	368	329

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

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $34.8 million from $39.0 million, a decrease of $4.2 million, or 10.8%, from the same quarter last year. This decrease was the result of decreased gross profit margins. As a percentage of net sales, gross profit decreased to 23.2% from 26.1%. The decrease in gross profit as a percentage of net sales was principally due to higher occupancy expenses, as these relatively fixed charges were spread over a smaller average store sales base, and higher markdowns.

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

Net Income. Our net income decreased to $2.2 million from $6.5 million, an decrease of $4.3 million, or 66.6%, from the same quarter last year. This decrease was primarily due to a decrease in gross profit and an increase in selling, general and administrative expenses, partially offset by reduced income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of December 25, 2004, we had working capital of approximately $45.7 million which included cash and cash equivalents of $41.8 million.

Our net cash provided by operations was $18.3 million and $27.6 million for the three months ended December 25, 2004 and December 27, 2003, respectively. The decrease was primarily due to lower net income, lower landlord construction allowances and increased investment in working capital accounts, partially offset by a higher non-cash adjustment for depreciation expense. Our net cash used in investing activities was $7.2 million and $11.7 million for the three months ended December 25, 2004 and December 27, 2003, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures.

The decrease in capital expenditures was primarily due to opening fewer new stores in fiscal 2005 to date. In the three months ended December 25, 2004 and December 27, 2003, we opened 8 and 18 new stores, respectively. During fiscal 2005, we plan to open up to 49 new Charlotte Russe stores and one Rampage store. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $35.0 to $40.0 million, of which $7.2 million was spent during the three months ended December 25, 2004.

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

We record rent expense on noncancellable leases containing known future scheduled rent increases on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis as a reduction to rent expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, Management reviewed the Company’s lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). The Company’s lease accounting practices had not changed materially over the years. The Company’s external independent auditors had been aware of our lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested that they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, the Company determined that its historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP. As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued financial statements should be restated. Because of this change in its lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases and tenant allowances during the fiscal year. As a result, the Chief Executive Officer and the Chief Financial Officer each concluded that, based solely on this change in lease accounting practices, that the Company’s disclosure controls and procedures were not effective as of December 25, 2004.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 25, 2004, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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