Form 10-Q
period 2005-03-26
CHARLOTTE RUSSE HOLDING INC
filed 2005-05-05
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005

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

The number of shares of common stock outstanding as of May 3, 2005 was approximately 22,002,000

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 26, 2005	September 25, 2004
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,872,049	$30,713,343
Inventories	44,628,866	49,154,877
Other current assets	7,533,339	8,019,487
Deferred tax assets	6,700,000	6,300,000

Total current assets	98,734,254	94,187,707

Fixed assets, net	175,825,422	177,518,053
Goodwill	28,790,000	28,790,000
Other assets	1,155,452	1,184,227

Total assets	$304,505,128	$301,679,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$31,019,626	$25,703,097
Accounts payable, other	3,260,006	8,749,782
Accrued payroll and related expense	3,362,316	4,124,136
Income and sales taxes payable	2,429,985	1,970,903
Other current liabilities	10,773,798	10,548,758

Total current liabilities	50,845,731	51,096,676

Deferred rent	92,115,551	91,226,297
Other liabilities	43,894	43,894
Deferred tax liabilities	4,200,000	3,700,000

Total liabilities	147,205,176	146,066,867

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 21,995,853 and 21,950,927 at March 26, 2005 and September 25, 2004, respectively.	219,959	219,509
Additional paid-in capital	50,316,596	50,029,794
Retained earnings	106,763,397	105,363,817

Total stockholders’ equity	157,299,952	155,613,120

Total liabilities and stockholders’ equity	$304,505,128	$301,679,987

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
		(Restated)		(Restated)
Net sales	$126,976,031	$118,776,591	$276,958,156	$268,067,229
Cost of goods sold, including buying, distribution and occupancy costs	99,565,753	93,661,781	214,747,530	203,925,104

Gross profit	27,410,278	25,114,810	62,210,626	64,142,125
Selling, general and administrative expenses	28,824,186	25,321,803	60,139,644	53,687,643
Store closing costs	—	(325,000)	—	(325,000)

Operating income (loss)	(1,413,908)	118,007	2,070,982	10,779,482
Other income (expense):
Interest income, net	226,448	80,852	349,110	118,309
Other charges, net	(62,500)	(74,268)	(125,699)	(149,904)

Total other income (expense)	163,948	6,584	223,411	(31,595)

Income (loss) before income taxes	(1,249,960)	124,591	2,294,393	10,747,887
Income taxes (benefit)	(487,484)	48,590	894,813	4,191,677

Net income (loss)	$(762,476)	$76,001	$1,399,580	$6,556,210

Earnings (loss) per share:
Basic	$(0.03)	$0.00	$0.06	$0.31

Diluted	$(0.03)	$0.00	$0.06	$0.28

Weighted average shares outstanding:
Basic	21,985,105	21,510,966	21,970,849	21,437,504

Diluted	21,985,105	23,899,664	23,999,733	23,827,491

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
		(Restated)		(Restated)
Operating Activities
Net income (loss)	$(762,476)	$76,001	$1,399,580	$6,556,210
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,141,945	6,914,002	15,925,378	13,408,747
Amortization of construction allowances	(2,577,724)	(2,262,446)	(4,829,195)	(4,078,936)
Landlord construction allowances	3,585,453	2,730,911	4,985,051	6,775,274
Deferred rent	412,833	489,905	733,398	1,028,401
Amortization of deferred compensation	—	27,000	—	54,000
Loss on impairment and disposal of assets	(1,585)	14,842	43,635	93,375
Deferred income taxes	(200,000)	200,000	100,000	200,000
Changes in operating assets and liabilities:
Inventories	(6,131,318)	(3,434,563)	4,526,011	(3,137,899)
Other current assets	582,428	1,809,050	486,148	2,515,994
Accounts payable, trade	11,056,338	10,811,409	5,316,529	9,860,142
Accounts payable, other	(1,862,142)	(2,767,946)	(5,489,776)	(3,841,761)
Accrued payroll and related expense	(2,252,148)	(1,457,093)	(761,820)	1,939,098
Income and sales taxes payable	(1,167,974)	(3,405,835)	496,749	1,676,644
Other current liabilities	(3,926,609)	(3,593,558)	225,040	735,954
Other liabilities	—	—	—	5,000

Net cash provided by operating activities	4,897,021	6,151,679	23,156,728	33,790,243

Investing Activities
Purchases of fixed assets	(7,035,742)	(4,741,322)	(14,232,121)	(16,451,915)
Other assets	(3,059)	(578,697)	(15,486)	(544,765)

Net cash used in investing activities	(7,038,801)	(5,320,019)	(14,247,607)	(16,996,680)

Financing Activities
Proceeds from issuance of common stock	196,186	241,982	249,585	1,219,149

Net cash provided by financing activities	196,186	241,982	249,585	1,219,149

Net increase (decrease) in cash and cash equivalents	(1,945,594)	1,073,642	9,158,706	18,012,712
Cash and cash equivalents at beginning of the period	41,817,643	39,906,387	30,713,343	22,967,317

Cash and cash equivalents at end of the period	$39,872,049	$40,980,029	$39,872,049	$40,980,029

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the restated audited financial statements for the fiscal year ended September 25, 2004.

Due to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended March 26, 2005 are not necessarily indicative of the results of a full fiscal year.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Financial Statements (continued)

Following is a summary of the significant effects of these corrections on the Company’s consolidated balance sheet as of September 25, 2004 as well as on the Company’s consolidated statements of income and cash flows for the fiscal quarter and six months ended March 27, 2004:

Consolidated Statements of Income

	As Previously Reported	Adjustments	Restated
Three Months Ended March 27, 2004

Cost of goods sold	$93,767,147	$(105,366)	$93,661,781
Gross profit	25,009,444	105,366	25,114,810
Operating income	12,641	105,366	118,007
Income before income taxes	19,225	105,366	124,591
Income taxes	7,497	41,093	48,590
Net income	11,728	64,273	76,001
Earnings per share – basic	$0.00	$0.00	$0.00
Earnings per share – diluted	$0.00	$0.00	$0.00

Six Months Ended March 27, 2004

Cost of goods sold	$203,883,718	$41,386	$203,925,104
Gross profit	64,183,511	(41,386)	64,142,125
Operating income	10,820,868	(41,386)	10,779,482
Income before income taxes	10,789,273	(41,386)	10,747,887
Income taxes	4,207,816	(16,139)	4,191,677
Net income	6,581,457	(25,247)	6,556,210
Earnings per share – basic	$0.31	$0.00	$0.31
Earnings per share – diluted	$0.28	$0.00	$0.28

Consolidated Balance Sheets

	As Previously Reported	Adjustments	As Restated
September 25, 2004
Fixed assets, net	$107,491,922	$70,026,131	$177,518,053
Total assets	231,653,856	70,026,131	301,679,987
Income and sales taxes payable	1,979,900	(8,997)	1,970,903
Other current liabilities	10,620,758	(72,000)	10,548,758
Total current liabilities	51,177,673	(80,997)	51,096,676
Deferred rent	11,874,327	79,351,970	91,226,297
Deferred tax liabilities	7,300,000	(3,600,000)	3,700,000
Total liabilities	70,395,894	75,670,973	146,066,867
Retained earnings	111,008,659	(5,644,842)	105,363,817
Total stockholders’ equity	161,257,962	(5,644,842)	155,613,120
Total liabilities and stockholders’ equity	231,653,856	70,026,131	301,679,987

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Financial Statements (continued)

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated
Three Months Ended March 27, 2004

Net cash provided by operating activities	$3,420,768	$2,730,911	$6,151,679
Net cash used in investing activities	(2,589,108)	(2,730,911)	(5,320,019)

Six Months Ended March 27, 2004

Net cash provided by operating activities	27,014,969	6,775,274	33,790,243
Net cash used in investing activities	(10,221,406)	(6,775,274)	(16,996,680)

3. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three and six months ended March 26, 2005 and March 27, 2004 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income (loss) as reported	$(762,476)	$76,001	$1,399,580	$6,556,210
Less: stock-based compensation expense for all awards, net of related tax effects	(176,066)	(279,380)	(298,953)	(564,250)

Pro forma net income (loss)	$(938,542)	$(203,379)	$1,100,627	$5,991,960

Basic earnings (loss) per share	$(0.03)	$0.00	$0.06	$0.31
Pro forma	$(0.04)	$(0.01)	$0.05	$0.28
Diluted earnings (loss) per share	$(0.03)	$0.00	$0.06	$0.28
Pro forma	$(0.04)	$(0.01)	$0.05	$0.25

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

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Risk free interest rate	4.05%	3.20%	4.05%	3.20%
Dividend yield	—	—	—	—
Expected volatility	55.0%	66.0%	55.0%	66.0%

Weighted average expected life	4 years	4 years	4 years	4 years

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

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income (loss)	$(762,476)	$76,001	$1,399,580	$6,556,210

Earnings (loss) per share:
Basic	$(0.03)	$0.00	$0.06	$0.31
Effect of dilutive stock options	—	—	—	(0.01)
Effect of dilutive warrants	—	—	—	(0.02)

Diluted	$(0.03)	$0.00	$0.06	$0.28

Weighted average number of shares:
Basic	21,985,105	21,510,966	21,970,849	21,437,504
Effect of dilutive stock options	—	560,476	233,692	566,746
Effect of dilutive warrants	—	1,828,222	1,795,192	1,823,241

Diluted	21,985,105	23,899,664	23,999,733	23,827,491

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Anti-dilutive options	2,759,630	229,965	538,495	229,625

5. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. On April 4, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for Statement 123R to be effective for the first annual period beginning after June 15, 2005, thereby, becoming effective in the first quarter of fiscal 2006 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

6. Commitments and Contingencies

On December 14, 2004 plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, two follow-on actions have been filed in the same court alleging substantially similar claims, and on April 25, 2005 all these claims were consolidated into a single action. We believe that the allegations in this action is without merit and intend to defend vigorously against these claims.

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

See Note 2: “Restatement of Financial Statements” to the financial statements for a summary of the effects of the restatement on the Company’s balance sheet as of September 25, 2004 and the Company’s statements of income and cash flows for the fiscal quarter and six months ended March 27, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.4	78.9	77.5	76.1

Gross profit	21.6	21.1	22.5	23.9
Selling, general and administrative expenses	22.7	21.3	21.8	20.0
Store closing costs	0.0	(0.3)	0.0	(0.1)

Operating income (loss)	(1.1)	0.1	0.7	4.0
Interest income, net	0.2	0.1	0.1	0.0
Other charges, net	(0.1)	(0.1)	0.0	0.0

Income (loss) before income taxes	(1.0)	0.1	0.8	4.0
Income taxes (benefit)	(0.4)	0.0	0.3	1.6

Net income (loss)	(0.6)%	0.1%	0.5%	2.4%

Number of stores open at end of period	372	335	372	335

Three Months Ended March 26, 2005 Compared to the Three Months Ended March 27, 2004

Net Sales. Our net sales increased to $127.0 million from $118.8 million, an increase of $8.2 million, or 6.9%, over the same quarter last year. This increase reflects $11.8 million of additional net sales from the 4 new stores opened during the three months ended March 26, 2005, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 3.1% decrease in comparable store sales, which resulted in decreased sales of $3.6 million compared to the same quarter in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $27.4 million from $25.1 million, an increase of $2.3 million, or 9.1%, from the same quarter last year. This increase was the result of higher sales and improved gross profit margins. As a percentage of net sales, gross profit increased to 21.6% from 21.1%. The increase in gross profit as a percentage of net sales was principally due to lower markdowns and shrinkage expenses as well as higher initial mark-ups. These improvements were slightly offset by higher occupancy expenses, as these relatively fixed charges were spread over a smaller average store sales base.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $28.8 million from $25.3 million, an increase of $3.5 million, or 13.8%, over the same quarter last year. This increase was attributable to increased store-level expenses associated with new store expansion and increased corporate expenses, specifically higher payroll, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% from 21.3%, primarily due to increased store and central office payroll expenses.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2004.

Net Income. Our net loss was approximately $762,000 compared to net income of approximately $76,000 for the same quarter last year. This decline was due to increased selling, general and administrative expenses, partially offset by an increase in gross profit and an increase in income tax benefit accruals.

Six Months Ended March 26, 2005 Compared to the Six Months Ended March 27, 2004

Net Sales. Our net sales increased to $277.0 million from $268.1 million, an increase of $8.9 million, or 3.3%, over the same period last year. This increase reflects $26.2 million of additional net sales from the 12 new stores opened during the six months ended March 27, 2005, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 6.8% decrease in comparable store sales, which resulted in a decrease in sales of $17.3 million compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $62.2 million from $64.1 million, a decrease of $1.9 million, or 3.0%, over the same period last year. This decrease was the result of increased store occupancy costs partially offset by higher gross profit margins. As a percentage of net sales, gross profit decreased to 22.5% from 23.9%. The decrease as a percentage of net sales was principally due to the impact of higher store occupancy costs as these relatively fixed charges were spread over smaller average sales per store. This decrease was partially offset by higher initial mark-ups and reduced shrinkage expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $60.1 million from $53.7 million, an increase of $6.4 million, or 12.0%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses specifically higher payroll and other operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 21.8% from 20.0%, primarily due to increased store payroll and store-level operating expenses.

Store Closing Costs. Our store closing costs reported last year reflects a $325,000 reversal of the Charlotte’s Room reserve for closing costs based upon a revision to the estimate of the reserve requirement.

Income Taxes. Our effective tax rate of 39.0% approximates our statutory income tax rate and is consistent with the tax rate utilized for fiscal year 2004.

Net Income. Our net income decreased to $1.4 million from $6.6 million for the same period last year. This decline was due to a decrease in gross profit and an increase in selling, general and administrative expenses, partially offset by reduced income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of March 26, 2005, we had working capital of approximately $47.9 million which included cash and cash equivalents of $39.9 million.

Our net cash provided by operations was $23.2 million and $33.8 million for the six months ended March 26, 2005 and March 27, 2004, respectively. The decrease was primarily due to lower net income and increased investment in working capital accounts, partially offset by a higher non-cash adjustment for depreciation expense and reduction in inventories. Our net cash used in investing activities was $14.2 million and $17.0 million for the six months ended March 26, 2005 and March 27, 2004, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures.

The decrease in capital expenditures was primarily due to opening fewer new stores in fiscal 2005 to date. In the six months ended March 26, 2005 and March 27, 2004, we opened 12 and 24 new stores, respectively. During fiscal 2005, we plan to open up to 49 new Charlotte Russe stores and one Rampage store. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $35.0 to $40.0 million, of which $14.2 million was spent during the six months ended March 26, 2005.

Our net cash provided by financing activities was $250,000 and $1.2 million for the six months ended March 26, 2005 and March 27, 2004, respectively. Financing activities primarily consists of the proceeds of stock option exercises.

We have a $25.0 million unsecured revolving credit facility with Bank of America, N.A. The facility is subject to certain restrictions and covenants and expires on March 1, 2006. Interest on the revolving credit facility is payable quarterly, at the Company’s option, at either (i) the Bank’s Base Rate, as defined, or (ii) the Bank’s Eurodollar Rate plus 1.00%, subject to certain adjustments. At March 26, 2005, there was no outstanding debt under the revolving credit facility. The agreement requires that the Company maintain certain financial ratios on a quarterly basis, sets limits on stock repurchases and capital spending and restricts future liens and indebtedness, sales of assets and dividend payments. We have consistently achieved compliance with the covenant requirements in the past, although modifications to the original agreement have been necessary and the bank has been cooperative. In light of our recent financial performance, achieving covenant requirements may become more challenging in the future and further modifications by the bank can not be assured. As of March 26, 2005, we were in compliance with the terms of the bank credit agreement.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2005. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the $25.0 million unsecured revolving credit facility, we can issue up to $15.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at March 26, 2005 totaled approximately $3.9 million, including $2.5 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of March 26, 2005:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$470,684	$64,604	$128,955	$122,515	$154,610
Other long-term obligations	5,813	563	1,500	1,500	2,250

	$476,497	$65,167	$130,455	$124,015	$156,860

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the company. On April 4, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for Statement 123R to be effective for the first annual period beginning after June 15, 2005, thereby, becoming effective in the first quarter of fiscal 2006 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 26, 2005, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, Management reviewed the Company’s lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). The Company’s lease accounting practices had not changed materially over the years. The Company’s external independent auditors had been aware of our prior lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, the Company determined that its historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP. As a result of changing its historical lease accounting practices to conform to GAAP as set forth in the SEC Letter, Management concluded that the Company’s previously reported fixed assets and deferred lease credits had been understated and that previously issued financial statements should be restated. Because of this change in its lease accounting practices, the Company concluded that it had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases and tenant allowances during the quarter. However, during the second quarter ended March 26, 2005, the Company remediated the material weakness in internal control and the ineffectiveness of its disclosure controls and procedures by conducting a review of its lease accounting practices, establishing new lease-related accounting policies, and correcting its method of accounting for landlord construction allowances and construction period straight-line rent. As a result, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2005.

Changes in Internal Control Over Financial Reporting

Other than changes to our lease accounting practices noted above, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 14, 2004 plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, two follow-on actions have been filed in the same court alleging substantially similar claims, and on April 25, 2005 all these claims were consolidated into a single action. We believe that the allegations in this action is without merit and intend to defend vigorously against these claims.

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

We held our Annual Meeting on February 8, 2005. At the Annual Meeting, seven directors were elected to the Board of Directors with 20,769,208 votes tendered or 94.5% of shares outstanding. There were 1,210,545 shares not voted with no abstentions or broker non-votes.

Name of Director	Votes For	Votes Withheld
Bernard Zeichner	15,371,687	5,397,521
Mark A. Hoffman	15,374,069	5,395,139
Paul R. Del Rossi	19,756,063	1,013,145
W. Thomas Gould	19,755,923	1,013,285
Allan W. Karp	15,191,541	5,577,667
Leonard H. Mogil	19,792,861	976,347
David J. Oddi(1)	15,191,641	5,577,567

(1)	Mr. Oddi submitted his resignation as a director of the Company, effective April 5, 2005. Mark J. Rivers was appointed to the Company’s board of directors, effective April 6, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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