Form 10-Q
period 2005-06-25
CHARLOTTE RUSSE HOLDING INC
filed 2005-07-22
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27677

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

The number of shares of common stock outstanding as of July 20, 2005 was approximately 22,027,000.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 25, 2005	September 25, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,768,895	$30,713,343
Inventories	53,737,610	49,154,877
Other current assets	5,982,832	8,019,487
Deferred tax assets	6,900,000	6,300,000

Total current assets	100,389,337	94,187,707

Fixed assets, net	183,102,764	177,518,053
Goodwill	28,790,000	28,790,000
Other assets	1,089,693	1,184,227

Total assets	$313,371,794	$301,679,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$30,009,837	$25,703,097
Accounts payable, other	6,538,957	8,749,782
Accrued payroll and related expense	5,176,349	4,124,136
Income and sales taxes payable	2,476,877	1,970,903
Other current liabilities	11,165,021	10,548,758

Total current liabilities	55,367,041	51,096,676

Deferred rent	95,092,240	91,226,297
Other liabilities	43,894	43,894
Deferred tax liabilities	2,100,000	3,700,000

Total liabilities	152,603,175	146,066,867

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 22,015,653 and 21,950,927 at June 25, 2005 and September 25, 2004, respectively.	220,157	219,509
Additional paid-in capital	50,470,199	50,029,794
Retained earnings	110,078,263	105,363,817

Total stockholders’ equity	160,768,619	155,613,120

Total liabilities and stockholders’ equity	$313,371,794	$301,679,987

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
		(Restated)		(Restated)
Net sales	$146,885,193	$133,043,878	$423,843,349	$401,111,107
Cost of goods sold, including buying, distribution and occupancy costs	111,477,871	96,865,307	326,225,401	300,790,411

Gross profit	35,407,322	36,178,571	97,617,948	100,320,696
Selling, general and administrative expenses	30,303,204	27,304,403	90,442,848	80,992,046
Store closing costs	—	—	—	(325,000)

Operating income	5,104,118	8,874,168	7,175,100	19,653,650
Other income (expense):
Interest income, net	217,480	80,234	566,590	198,543
Other charges, net	(72,877)	(62,498)	(198,576)	(212,402)

Total other income (expense)	144,603	17,736	368,014	(13,859)

Income before income taxes	5,248,721	8,891,904	7,543,114	19,639,791
Income taxes	(1,933,855)	(3,467,843)	(2,828,668)	(7,659,520)

Net income	$3,314,866	$5,424,061	$4,714,446	$11,980,271

Earnings per share:
Basic	$0.15	$0.25	$0.21	$0.56

Diluted	$0.14	$0.23	$0.20	$0.50

Weighted average shares outstanding:
Basic	22,006,815	21,551,135	21,982,838	21,475,381

Diluted	24,052,762	24,081,514	24,016,939	23,925,425

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
		(Restated)		(Restated)
Operating Activities
Net income	$3,314,866	$5,424,061	$4,714,446	$11,980,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,330,437	7,228,670	24,255,815	20,637,417
Amortization of construction allowances	(2,719,010)	(2,331,453)	(7,548,205)	(6,410,389)
Landlord construction allowances	5,189,317	2,598,732	10,174,368	9,374,006
Deferred rent	506,382	402,472	1,239,780	1,430,873
Amortization of deferred compensation	—	9,000	—	63,000
Loss on impairment and disposal of assets	422,313	443,240	465,948	536,615
Deferred income taxes	(2,300,000)	(200,000)	(2,200,000)	—
Changes in operating assets and liabilities:
Inventories	(9,108,744)	(1,605,435)	(4,582,733)	(4,743,334)
Other current assets	1,550,507	(1,755,704)	2,036,655	760,290
Accounts payable, trade	(1,009,789)	(2,376,045)	4,306,740	7,484,097
Accounts payable, other	3,278,951	(588,633)	(2,210,825)	(4,430,394)
Accrued payroll and related expense	1,814,033	1,419,230	1,052,213	3,358,328
Income and sales taxes payable	91,373	(1,252,928)	588,122	423,716
Other current liabilities	391,223	360,640	616,263	1,096,594
Other liabilities	—	(273,884)	—	(268,884)

Net cash provided by operating activities	9,751,859	7,501,963	32,908,587	41,292,206

Investing Activities
Purchases of fixed assets	(15,950,528)	(8,436,751)	(30,182,649)	(24,888,666)
Other assets	(13,805)	(86,477)	(29,291)	(631,242)

Net cash used in investing activities	(15,964,333)	(8,523,228)	(30,211,940)	(25,519,908)

Financing Activities
Stock offering costs	—	(250,000)	—	(250,000)
Proceeds from issuance of common stock	109,320	506,575	358,905	1,725,724

Net cash provided by financing activities	109,320	256,575	358,905	1,475,724

Net (decrease) increase in cash and cash equivalents	(6,103,154)	(764,690)	3,055,552	17,248,022
Cash and cash equivalents at beginning of the period	39,872,049	40,980,029	30,713,343	22,967,317

Cash and cash equivalents at end of the period	$33,768,895	$40,215,339	$33,768,895	$40,215,339

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine month periods ended June 25, 2005 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 25, 2004 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities Exchange Commission on May 5, 2005.

2. Restatement of Financial Statements

The Company reviewed its lease accounting practices in response to the letter issued on February 7, 2005 by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (the “SEC Letter”) expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). The Company’s lease accounting practices had not changed materially over the years. The Company’s external independent auditors had been aware of the lease accounting practices, similar to those used by many other companies in the retail and restaurant industries, and had not suggested that they were not in accordance with GAAP. When reviewed against GAAP as set forth in the SEC Letter, the Company determined that the historical method of accounting for construction period straight-line rent and landlord construction allowances was not in accordance with GAAP.

Specifically, the Company previously reflected the unamortized portion of construction allowances as a reduction of capital expenditures rather than recording those transactions as a deferred rent credit. In addition, the Company previously recognized straight-line rent expense for leases beginning on the rent commencement date (i.e., store opening date), which had the effect of excluding the build-out period from the calculation of the period over which rent is expensed.

As a result, the Company restated the previously issued audited financial statements, as follows:

•	The Company no longer offsets construction allowances against capital expenditures. The unamortized portion of construction allowances is recorded as a deferred rent credit rather than as a reduction to the cost of leasehold improvements. Depreciation expense has been increased to reflect the adjustment to capital expenditures with an equal and offsetting credit against rent expense during the contractual lease term.

•	The Company no longer recognizes rent in accordance with the contractual lease commencement dates. Straight-line rent is imputed starting when the Company receives possession of the leased property for construction purposes. Preopening expense is recognized during the construction period with an equal and offsetting credit against rent expense during the contractual lease term.

As a result, excluding tax impacts, the correction of this accounting required the Company to record additional deferred rent, increase fixed assets and adjust retained earnings on the consolidated balance sheets. In

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Financial Statements (continued)

connection with the restatement of all prior periods for these changes in lease accounting practices, the Company also corrected for previously identified immaterial inter-quarterly errors by shifting these charges between appropriate quarters.

Following is a summary of the significant effects of these corrections on the Company’s consolidated statements of income and cash flows for the three months and nine months ended June 26, 2004:

Consolidated Statements of Income

	As Previously Reported	Adjustments	Restated
Three Months Ended June 26, 2004

Cost of goods sold	$96,719,620	$145,687	$96,865,307
Gross profit	36,324,258	(145,687)	36,178,571
Operating income	9,019,855	(145,687)	8,874,168
Income before income taxes	9,037,591	(145,687)	8,891,904
Income taxes	3,524,661	(56,818)	3,467,843
Net income	5,512,930	(88,869)	5,424,061
Earnings per share – basic	$0.26	$(0.01)	$0.25
Earnings per share – diluted	$0.23	$0.00	$0.23

Nine Months Ended June 26, 2004

Cost of goods sold	$300,603,338	$187,073	$300,790,411
Gross profit	100,507,769	(187,073)	100,320,696
Operating income	19,840,723	(187,073)	19,653,650
Income before income taxes	19,826,864	(187,073)	19,639,791
Income taxes	7,732,477	(72,957)	7,659,520
Net income	12,094,387	(114,116)	11,980,271
Earnings per share – basic	$0.56	$0.00	$0.56
Earnings per share – diluted	$0.51	$(0.01)	$0.50

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated
Three Months Ended June 26, 2004

Net cash provided by operating activities	$4,903,231	$2,598,732	$7,501,963
Net cash used in investing activities	(5,924,496)	(2,598,732)	(8,523,228)

Nine Months Ended June 26, 2004

Net cash provided by operating activities	31,918,200	9,374,006	41,292,206
Net cash used in investing activities	(16,145,902)	(9,374,006)	(25,519,908)

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in the three and nine months ended June 25, 2005 and June 26, 2004 using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income as reported	$3,314,866	$5,424,061	$4,714,446	$11,980,271
Less: stock-based compensation expense for all awards, net of related tax effects	(273,990)	(367,000)	(586,583)	(1,004,000)

Pro forma net income	$3,040,876	$5,057,061	$4,127,863	$10,976,271

Basic earnings per share	$0.15	$0.25	$0.21	$0.56
Pro forma	$0.14	$0.23	$0.19	$0.51
Diluted earnings per share	$0.14	$0.23	$0.20	$0.50
Pro forma	$0.13	$0.21	$0.17	$0.46

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The following weighted average assumptions were used for those periods:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Risk free interest rate	3.88%	3.31%	3.88%	3.31%
Dividend yield	—	—	—	—
Expected volatility	55.0%	67.0%	55.0%	67.0%

Weighted average expected life	4 years	4 years	4 years	4 years

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$3,314,866	$5,424,061	$4,714,446	$11,980,271

Earnings (loss) per share:
Basic	$0.15	$0.25	$0.21	$0.56
Effect of dilutive stock options	(0.00)	(0.00)	(0.00)	(0.02)
Effect of dilutive warrants	(0.01)	(0.02)	(0.01)	(0.04)

Diluted	$0.14	$0.23	$0.20	$0.50

Weighted average number of shares:
Basic	22,006,815	21,551,135	21,982,838	21,475,381
Effect of dilutive stock options	247,208	672,992	237,817	613,505
Effect of dilutive warrants	1,798,739	1,857,387	1,796,284	1,836,539

Diluted	24,052,762	24,081,514	24,016,939	23,925,425

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Anti-dilutive options	507,692	206,103	528,559	211,075

5. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005, thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for the Company. On April 4, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for Statement 123R to be effective for the first annual period beginning after June 15, 2005, thereby, becoming effective in the first quarter of fiscal 2006 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

6. Commitments and Contingencies

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two of its officers, alleging violations of federal securities laws related to declines in the stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, two follow-on actions have been filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. Management believes that the allegations in this action are without merit and intends to defend vigorously against these claims.

In addition to the foregoing, from time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations.

7. Line of Credit

On June 24, 2005, the Company entered into a new $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and the Company has set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at the Company’s option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to the continued compliance with various covenants, representations, warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, the Company and the Company’s wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7. Line of Credit (continued)

payment of obligations under the Credit Facility, (ii) pledged certain of the Company’s securities to the collateral agent as security for the full payment and performance of the Company’s obligations under the Credit Facility and (iii) granted a security interest in essentially all of the Company’s personal property as security for the full payment and performance of the obligations under the Credit Facility. At June 25, 2005, there was no outstanding debt under the Credit Facility and the Company was in compliance with the terms of the bank credit agreement. The Company currently has $22.4 million of borrowing availability under the Credit Facility.

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.9	72.8	77.0	75.0

Gross profit	24.1	27.2	23.0	25.0
Selling, general and administrative expenses	20.6	20.5	21.3	20.2
Store closing costs	0.0	0.0	0.0	(0.1)

Operating income	3.5	6.7	1.7	4.9
Interest income, net	0.1	0.1	0.1	0.0
Other charges, net	0.0	(0.1)	0.0	0.0

Income before income taxes	3.6	6.7	1.8	4.9
Income taxes	1.3	2.6	0.7	1.9

Net income	2.3%	4.1%	1.1%	3.0%

Number of stores open at end of period	388	342	388	342

Three Months Ended June 25, 2005 Compared to the Three Months Ended June 26, 2004

Net Sales. Our net sales increased to $146.9 million from $133.0 million, an increase of $13.9 million, or 10.4%, over the same quarter last year. This increase reflects $15.0 million of additional net sales from the 16 new stores opened during the three months ended June 25, 2005, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 0.9% decrease in comparable store sales, which resulted in decreased sales of $1.1 million compared to the same quarter in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $35.4 million from $36.2 million, a decrease of $0.8 million, or 2.1%, from the same quarter last year. This decrease was primarily the result of lower gross profit margins partially offset by an increase in sales. As a percentage of net sales, gross profit decreased to 24.1% from 27.2%. The decrease in gross profit as a percentage of net sales was principally due to increased markdowns and store occupancy costs which were partially offset by higher initial mark-ups.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $30.3 million from $27.3 million, an increase of $3.0 million, or 11.0%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% from 20.5%, primarily due to increased store operating expenses, offset by lower store payroll costs, and increased marketing expenses.

Income Taxes. Our tax rate of 36.8% is the result of applying a 37.5% effective tax rate to the year-to-date earnings after taking into account the net accruals during the previous two quarters. This rate is lower than last year’s 39.0% rate as we adjusted our tax liabilities to reflect the reassessment of tax contingency balances for fiscal 2005.

Net Income. Our net income was approximately $3.3 million compared to net income of approximately $5.4 million for the same quarter last year. This decline was primarily due to increased selling, general and administrative expenses and a decrease in gross profit, partially offset by reduced income tax expense.

Nine Months Ended June 25, 2005 Compared to the Nine Months Ended June 26, 2004

Net Sales. Our net sales increased to $423.8 million from $401.1 million, an increase of $22.7 million, or 5.7%, over the same period last year. This increase reflects $41.1 million of additional net sales from the 28 new stores opened during the nine months ended June 25, 2005, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. This increase was partially offset by a 4.8% decrease in comparable store sales, which resulted in a decrease in sales of $18.4 million compared to the same period in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $97.6 million from $100.3 million, a decrease of $2.7 million, or 2.7%, over the same period last year. This decrease was primarily the result of lower gross profit margins partially offset by an increase in sales. As a percentage of net sales, gross profit decreased to 23.0% from 25.0%. The decrease as a percentage of net sales was principally due to the impact of higher store occupancy costs, increased markdowns and increased freight expense partially offset by higher initial mark-ups and reduced shrinkage expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $90.4 million from $81.0 million, an increase of $9.4 million, or 11.7%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher payroll and other operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 21.3% from 20.2%, primarily due to increased store payroll and store-level operating expenses.

Store Closing Costs. Our store closing costs reported last year reflects a $325,000 reversal of the Charlotte’s Room reserve for closing costs based upon a revision to the estimate of the reserve requirement.

Income Taxes. After assessing prior year tax accruals, fiscal 2004 tax return filings, and potential income tax exposures, our effective tax rate for fiscal 2005 is expected to be 37.5%. This rate is lower than last year’s 39.0% rate as we adjusted our tax liabilities to reflect the reassessment of tax contingency balances for fiscal 2005.

Net Income. Our net income decreased to $4.7 million from $12.0 million for the same period last year. This decline was primarily due to increased selling, general and administrative expenses and a decrease in gross profit, partially offset by reduced income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of June 25, 2005, we had working capital of approximately $45.0 million which included cash and cash equivalents of $33.8 million.

Our net cash provided by operations was $32.9 million and $41.3 million for the nine months ended June 25, 2005 and June 26, 2004, respectively. The decrease was primarily due to lower net income and increased investment in working capital accounts, partially offset by a higher non-cash adjustment for depreciation and amortization expense. Our net cash used in investing activities was $30.2 million and $25.5 million for the nine months ended June 25, 2005 and June 26, 2004, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures. The increase in capital expenditures was primarily due to increased expenditures related to software implementions in our corporate headquarters.

In the nine months ended June 25, 2005 and June 26, 2004, we opened 28 and 31 new stores, respectively. During fiscal 2005, we plan to open up to 49 new Charlotte Russe stores and one Rampage store. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2005 are projected to range from approximately $38.0 to $40.0 million, of which $30.2 million was spent during the nine months ended June 25, 2005.

Our net cash provided by financing activities was $0.4 and $1.5 million for the nine months ended June 25, 2005 and June 26, 2004, respectively. Financing activities primarily consists of the proceeds of stock option exercises.

We currently have a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of its securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At June 25, 2005, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of June 25, 2005, we currently have $22.4 million of borrowing availability under the Credit Facility.

We believe that cash flows from operations, our current cash balance and funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2006. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at June 25, 2005 totaled approximately $7.6 million, including $2.2 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of June 25, 2005:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$489,608	$67,270	$133,757	$127,043	$161,538
Other long-term obligations	5,625	750	1,500	1,500	1,875

	$495,233	$68,020	$135,257	$128,543	$163,413

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

Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all such units. We utilize the retail method of accounting for our inventory valuation that inherently reduces the inventories’ carrying value as permanent markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005, thereby, becoming effective beginning in the fourth quarter of fiscal 2005 for us. On April 4, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for Statement 123R to be effective for the first annual period beginning after June 15, 2005, thereby, becoming effective in the first quarter of fiscal 2006 for us. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 25, 2005, we had no borrowings against our Credit Facility. However, we may borrow additional funds under our Credit Facility as needed.

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

Disclosure Controls and Procedures

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b) the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended June 25, 2005, our disclosure controls and procedures are effective.

During the three month period ended June 25, 2005, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls during the fiscal quarter ended June 25, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. To date, two follow-on actions have been filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. We believe that the allegations in this action are without merit and intend to defend vigorously against these claims.

In addition to the foregoing, from time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.	CHANGES IN SECURITIES

Unregistered Sales of Securities

None.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the credit facility, stock dividends and distributions are restricted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.33	Loan and Security Agreement by and among Charlotte Russe, Inc., as Borrower, direct and indirect domestic subsidiaries of Borrower and Bank of America, N.A., as Agent, dated as of June 24, 2005. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 30, 2005.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 22nd day of July, 2005.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer