Form 10-K
period 2005-09-24
CHARLOTTE RUSSE HOLDING INC
filed 2005-12-07
CIK 1092006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2005

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 25, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $190,295,000.

Number of shares of common stock outstanding as of December 1, 2005 was 22,377,734.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women in their teens and twenties. We have two distinct, established store concepts: “Charlotte Russe” and “Rampage.” As of September 24, 2005, we operated a total of 408 stores throughout 42 states and Puerto Rico. Through our fashion content, merchandise mix, exciting store layout and design, and striking merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries, with a core emphasis on the fashion and lifestyle needs of young women. Our Charlotte Russe stores offer fashionable, affordable apparel and accessories that have been tested and accepted by the marketplace, thus appealing to women who prefer established fashion trends. Our Rampage stores feature trendsetting apparel and accessories and thus appeal to women who have a flair for making fashion statements and who want runway-inspired fashion, quality and value.

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

As of September 24, 2005, we operated 408 stores throughout 42 states and Puerto Rico. Based on our successful track record, favorable demographic trends and a solid infrastructure, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe and Rampage stores at a measured rate, with up to 35 new Charlotte Russe stores planned for fiscal year 2006. We have already opened 14 of these stores and have substantially completed our lease negotiation and evaluation process for 18 of the remainder. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence.

We rely on exciting in-store graphics and window displays to convey our fashion-forward orientation in both our Charlotte Russe and Rampage stores. We have also leveraged these successful marketing efforts to promote awareness of our Charlotte Russe brands on a national level through a national print marketing campaign.

Our business strategy differentiates us from our competitors.

The elements of our business strategy combine to create a merchandise assortment that appeals to consumers from a broad range of socioeconomic, demographic and cultural profiles and that differentiates us from our competitors. We believe this broad consumer appeal, coupled with our new store cash returns on investment, creates a highly portable store concept and a significant opportunity for growth. The principal elements of our business strategy include the following:

Offer Consistent Value Pricing. We offer a broad assortment of fashionable, quality merchandise at prices generally below most of our direct mall-based competitors. We employ this value-pricing strategy across both of our established store concepts, with an average sales price for apparel items at our Charlotte Russe and Rampage stores of approximately $16.00 and $30.00, respectively. Because our prices are affordable and our merchandise quality is comparable to higher priced specialty retailers and department stores, we create a strong perception of value that we believe has enabled us to build a broad and loyal base of customers.

Maintain Distinct Brand Images. We have created focused and differentiated brand images based on fashion attitude, value pricing and quality. These images are consistently communicated through all aspects of our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering approximately 80% of our Charlotte Russe merchandise under our proprietary Charlotte Russe labels and approximately 80% of our Rampage merchandise under our proprietary label. We believe that both of our established brands provide opportunities for expansion of our current merchandise categories and entry into new product categories.

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

Capitalize on Strong Store Economics. Based on our experience with store openings for our two established concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition in fiscal 1996 generated average net sales of approximately $1.7 million and store-level operating cash flow of approximately $335,000 during their first year of operation representing an average cash return on investment of approximately 89%. For the 180 stores opened in the three years ended fiscal 2004, we achieved average net sales of approximately $1.6 million and store-level operating cash flow of approximately $280,000 during their first year of operation representing an average cash return on investment of approximately 87%.

Leverage Highly Experienced Management Team. We believe our management is positioned to capitalize on the strong economics of the Charlotte Russe and Rampage concepts and to successfully execute our national expansion program. Our two executive officers and our active Chairman of the Board have an average of more than 26 years of retailing experience, including experience with national retailers such as Contempo Casuals, Guess?, Pacific Sunwear, Claire’s Stores and Price Club. In addition, our 11 Vice Presidents average over 20 years of retailing experience, and our total of 14 executives have been with us for an average of 9 years.

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

We target young, fashion-conscious women. Our Charlotte Russe customer is a woman who desires established trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, the Charlotte Russe customer is feminine and body conscious. Our Rampage stores cater to women with definitive fashion sense who set, rather than follow, trends. Our Rampage customer is hip, eclectic, body conscious and tapped into pop culture. She wants her look to be cutting-edge, while recognizing the value of competitive pricing.

We offer established fashion and cutting-edge merchandise.

Charlotte Russe. Our Charlotte Russe stores provide an exciting, fashionable assortment of merchandise that complements virtually every facet of our customers’ lifestyle. Our merchandise reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as seasonal items such as prom dresses and outerwear. This product assortment allows us to be fashionable enough to attract teenage customers and yet stylish enough to retain customers as they become young working women. We believe Charlotte Russe stores offer a higher percentage of dresses as compared to other specialty retailers to better meet our customers’ broad lifestyle needs for casual, social and special occasion wear. Our typical dresses range in price from $14.99 to $49.99. By offering a product mix that reflects a more mature stage of the fashion cycle, our Charlotte Russe stores are able to learn from the experience of our Rampage stores with emerging trends in order to more quickly identify fashion that has a broad market appeal. Charlotte Russe stores also offer a broad assortment of accessories, such as lingerie, footwear, jewelry, handbags and cosmetics. Our expansive accessories category enables us to offer the convenience of one-stop shopping to our customers, enabling them to complement their ready-to-wear clothing with color coordinated items and fashion-forward accessories. Over 80% of the merchandise sold in our stores carries our proprietary Charlotte Russe labels. Our average sales price for apparel items is $16.00, and the average sales price for all of our merchandise, including accessories, is $11.00.

Rampage. Our Rampage stores offer essentially the same breadth of ready-to-wear apparel as our Charlotte Russe stores, but the merchandise reflects emerging trends and therefore a more cutting-edge look. The retail prices for our typical dresses range from $59.90 to $129.90. There is also less emphasis on the career customer in our Rampage stores. Over 80% of the Rampage merchandise is offered under our proprietary label. We work with our vendors to design a majority of the merchandise that is carried in our Rampage stores. We also have established a standard fit for all of our apparel to ensure consistent sizing among our merchandise. Our Rampage stores also offer specialty accessories that complement our higher-end merchandise. By offering the latest in emerging fashions, our Rampage stores are able to command price points that are higher than those of Charlotte Russe, but still below those of its competitors. The average sales price for apparel items in our Rampage stores is $30.00, and the average sales price for all of our merchandise, including accessories, is $25.00.

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

Our test-and-reorder strategy is successful in large part because we deal with domestic vendors, which has generally resulted in short lead times of three to six weeks. We have established relationships with over 500 vendors to meet our ongoing fashion and inventory needs. We are continuing an initiative to optimize our purchasing by decreasing our number of vendors. We believe that we generally are able to obtain attractive pricing and other terms from vendors because of their desire to be associated with the Charlotte Russe and Rampage images and the rapid consumer feedback provided by our test-and-reorder philosophy. We maintain a buying office in the CaliforniaMart in Los Angeles, the primary apparel center in southern California, to facilitate constant dialogue and feedback between our buying staff and our vendors. During the fiscal year ended September 24, 2005, our top five vendors accounted for approximately 19.9% of our total purchases and no single vendor accounted for more than 4.5% of our total purchases.

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

We estimate that approximately 90% of our apparel merchandise is currently pre-ticketed by our vendors. This pre-ticketing by vendors allows us to ship merchandise more quickly, reduces labor costs and enhances inventory management. Our merchandise is generally shipped to stores within 24 hours of receipt at the distribution center for delivery on common carrier within one to five business days. Our merchandise is available for sale in our stores the same day it is received and, accordingly, the time period from receipt of goods at our distribution center to display in our stores is typically less than seven days. Each store generally receives three to five merchandise shipments per week. We believe our current distribution operations are sufficient to accommodate our expected store growth and expanded product offerings through the next several years.

We have stores throughout the United States.

As of September 24, 2005, we operated 342 Charlotte Russe stores and 66 Rampage stores throughout 42 states and Puerto Rico. The number of our stores located in each state is shown in the following map:

The following table highlights the number of stores, by geographic region, opened in each of the last five fiscal years:

	California	Northeast	Southeast	Southwest	Midwest & Other	Total
Store count at September 30, 2000	44	23	29	28	12	136
Fiscal 2001
Stores opened	7	13	8	8	18	54
Stores closed	(1)	—	(1)	—	—	(2)

	50	36	36	36	30	188
Fiscal 2002
Stores opened	2	15	12	15	19	63

	52	51	48	51	49	251
Fiscal 2003
Stores opened	4	19	12	11	24	70
Stores closed (Charlotte’s Room)	(4)	(1)	(1)	(4)	—	(10)

	52	69	59	58	73	311
Fiscal 2004
Stores opened	5	10	12	6	16	49

	57	79	71	64	89	360
Fiscal 2005
Stores opened	5	13	15	5	11	49
Stores closed	—	(1)	—	—	—	(1)

Store count at September 24, 2005	62	91	86	69	100	408

We seek to locate our stores in large, commanding spaces in high traffic areas of strong regional malls.

Our stores, which average approximately 7,000 square feet, provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. The target square footage for our new Charlotte Russe stores is 6,500 to 7,000 and the target square footage for our new Rampage stores is 4,000 to 4,500. To distinguish our stores, we also seek prominent center court locations with distinctive architectural features, such as high angled ceilings, which our store designers and visual merchandisers can use to create striking displays, facades and entrances. We believe that specialized store design features, including finished ceilings, classic lighting and detailed features, help create a differentiated store environment unique to young women apparel retailers in the mall. We have historically been able to locate and profitably operate our stores in a variety of malls catering to different socioeconomic, demographic and cultural profiles.

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

Store Operations

Our store operations are currently organized into five regions: a Western region with 9 districts; a Northeastern region with 10 districts; a Southeastern region with 6 districts; a Texas region with 11 districts; and a Midwestern region with 12 districts. Each region is managed by a regional manager and each district is managed by a district manager. Each district manager is responsible for from four to thirteen stores in his or her district. Individual store personnel generally consist of a store manager, one or two assistant managers and seven to ten sales associates, the number of which generally increases during our peak selling seasons. Our store managers are responsible primarily for customer service training and hiring store level staff. Merchandise selections, inventory management and visual merchandising strategies for each store are determined at the corporate level. Our regional, district, and store managers receive a base compensation plus incentive compensation based on sales goals.

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

We are committed to investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner and to maintaining a competitive industry position. Our information technology systems address an array of operations information, including among other things, our stock keeping unit and classification inventory tracking, purchase order management, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll, integrated financials and point-of-sale information. Through automated nightly two-way electronic communication with each store, we upload sales information, payroll hours, carton receipts and messages to our host system and download new merchandise pricing, price changes for existing merchandise, and system maintenance tasks to the point-of-sale devices. Our planning department evaluates information obtained through daily polling and, accordingly, implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to stores. In 2003, we implemented a new planning and reporting software system. During 2004, we implemented a new inventory software system that became operational for our Rampage stores at the end of fiscal 2004 and became operational for our Charlotte Russe stores during fiscal 2005.

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

As of September 24, 2005, we employed 1,832 full-time and 5,778 part-time employees. Of our full-time employees, 234 were employed at our corporate offices, 135 were employed at our distribution centers and 1,463 were employed at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees is represented by a labor union, and we consider the relationship with our employees to be good.

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

ITEM 2. PROPERTIES

We operated 408 stores throughout 42 states and Puerto Rico as of September 24, 2005. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us after three years if sales at that site do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received. We lease space containing approximately 125,000 square feet for our executive offices and distribution center in San Diego, California. This lease is for a term of twelve years and is scheduled to expire on August 31, 2009. We also lease approximately 10,300 square-feet of additional administrative office space near our executive office facility in San Diego, California. This facility has been leased for a one year term that will expire in November 2006. We have entered into a ten and a half year lease, scheduled to expire on July 17, 2012, for space containing approximately 265,000 square feet for our Ontario, California distribution center. We believe our distribution capacity at the San Diego facility and the Ontario, California facility should be sufficient to accommodate our expected store growth through the next several years. We also lease approximately 16,200 square feet, which includes an allocation of adjoining common area space, at the CaliforniaMart in Los Angeles. This lease expires April 30, 2010.

The following table highlights the number of stores, by concept, in each state:

	Charlotte Russe	Rampage	Total
Alabama	2	—	2
Arkansas	1	—	1
Arizona	11	3	14
California	50	12	62
Colorado	5	1	6
Connecticut	6	1	7
Delaware	1	—	1
Florida	35	10	45
Georgia	12	3	15
Hawaii	2	—	2
Iowa	1	1	2
Illinois	16	5	21
Indiana	8	—	8
Kansas	3	—	3
Kentucky	4	—	4
Louisiana	3	—	3
Maryland	5	1	6
Massachusetts	4	2	6
Michigan	14	1	15
Minnesota	6	1	7
Mississippi	1	—	1
Missouri	6	1	7
Nebraska	2	—	2
Nevada	7	2	9
New Hampshire	3	1	4
New Jersey	12	4	16
New Mexico	1	—	1
New York	16	6	22
North Carolina	8	—	8
Ohio	13	1	14
Oklahoma	5	—	5
Oregon	3	—	3
Pennsylvania	15	2	17
Puerto Rico	4	1	5
Rhode Island	1	—	1
South Carolina	5	—	5
South Dakota	1	—	1
Tennessee	6	—	6
Texas	25	5	30
Utah	4	—	4
Vermont	1	—	1
Virginia	9	1	10
Wisconsin	5	1	6

Store count at September 24, 2005	342	66	408

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, we reached an agreement in principle (subject to court approval) to settle the securities litigation pending against us and certain of our officers and directors for the sum of $3.9 million, paid mostly by our insurance carrier. In the fourth quarter of fiscal 2005, we incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs.

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

Market Information and Holders

Our common stock began trading on the Nasdaq National Market under the symbol “CHIC” on October 20, 1999, following our initial public offering. The following table sets forth the range of high and low closing sales prices of the common stock as reported by the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 24, 2005
First Quarter	$14.35	$8.84
Second Quarter	$12.95	$9.13
Third Quarter	$13.49	$10.23
Fourth Quarter	$15.21	$12.44

Fiscal Year Ended September 25, 2004
First Quarter	$15.15	$10.15
Second Quarter	$18.70	$12.16
Third Quarter	$21.75	$16.21
Fourth Quarter	$21.76	$11.09

As of December 1, 2005, the number of holders of record of our common stock was approximately 22 and the number of beneficial holders of our common stock was estimated to be in excess of 3,500. On December 1, 2005, the closing price of our common stock as reported by the Nasdaq National Market was $19.01 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 212,678 shares of common stock issuable under the 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,927,410	$6.00	628,178
Equity compensation plans not approved by security holders	—	—	—

Total	3,927,410	$6.00	628,178

Please see Note 6 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 29, 2001	Sept. 28, 2002	Sept. 27, 2003	Sept. 25, 2004	Sept. 24, 2005
	(dollars in thousands, except per share and sales per foot data)

Statement of Income Data:
Net sales	$324,825	$409,382	$456,622	$539,404	$603,756
Cost of goods sold	228,145	297,250	344,133	403,760	460,878

Gross profit	96,680	112,132	112,489	135,644	142,878
Selling, general and administrative expenses	63,181	76,516	90,896	111,270	126,148
Store closing costs	—	—	4,900	(325)	—
Amortization of goodwill	828	—	—	—	—

Operating income	32,671	35,616	16,693	24,699	16,730
Interest income, net	425	164	118	303	868
Other charges, net	(314)	(290)	(270)	(275)	(260)

Income before income taxes	32,782	35,490	16,541	24,727	17,338
Provision for income taxes	12,559	13,841	6,451	9,643	6,537

Net income	$20,223	$21,649	$10,090	$15,084	$10,801

Earnings per share (2):
Basic	$0.98	$1.03	$0.48	$0.70	$0.49

Diluted	$0.86	$0.91	$0.43	$0.63	$0.45

Weighted average shares outstanding (2):
Basic (000’s)	20,596	21,045	21,240	21,567	21,995
Diluted (000’s)	23,428	23,694	23,507	23,993	24,062

Selected Operating Data:
Number of stores open at end of period	188	251	311	360	408
Average square footage per store (3)	7,169	7,087	7,149	7,034	6,993
Sales per square foot (4)	$277	$259	$229	$228	$228
Comparable store sales decrease (5)	(1.7)%	(5.4)%	(10.1)%	(0.4)%	(0.3)%
Average store sales (6)	$2,010	$1,839	$1,629	$1,619	$1,602

Balance Sheet Data:
Cash and cash equivalents	$10,031	$13,553	$22,967	$30,713	$33,693
Working capital	2,357	12,917	26,055	43,091	51,668
Total assets	181,387	227,070	261,444	301,680	329,136
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	98,415	124,025	134,929	155,613	167,110

(1)	All periods presented included 52 weeks.

(2)	See Notes 1 and 10 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all open stores at the end of the period.
(4)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all open stores.
(5)	Our comparable store percentages are based on net sales, and stores are considered comparable beginning on the first day of the month following the fourteenth full month of sales.
(6)	Our average store sales are based on the time weighted average of all open stores in the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We were founded in 1975 and opened our first store in Carlsbad, California. In September 1996, two funds managed by Apax Partners, L.P., a private equity firm, together with Bernard Zeichner, acquired the business. Mr. Zeichner undertook several strategic initiatives for a national new store expansion program, including hiring a number of other senior executives with national retail experience, and upgrading our information systems, distribution systems and facilities. In September 1997, we launched our second distinct retail concept by acquiring 16 stores and a license to use the Rampage name on retail stores. In August 2001, we further enhanced our management team with the addition of Mark Hoffman as Chief Operating Officer. Mr. Hoffman began a strategic evaluation of our infrastructure needs, including senior management, systems, distribution facilities and merchandising strategy. In July 2003, Mr. Hoffman was promoted to Chief Executive Officer, and Mr. Zeichner became Chairman of the Board of Directors.

We consider a store comparable after it has been open for 14 full months. At the end of fiscal 2005, 271 of the 342 Charlotte Russe stores were included in the comparable store base, compared to 239 of the 294 stores open at the end of fiscal 2004. At the end of fiscal 2005, 59 of the 66 Rampage stores were included in the comparable store base, compared to 50 of the 66 stores open at the end of fiscal 2004.

In the five fiscal years ended September 24, 2005, we grew from 136 stores to 408 stores, representing a compound annual growth rate of 24.6%, and increased our annual revenues from $245.3 million in fiscal 2000 to $603.8 million in fiscal 2005, representing a compound annual growth rate of 19.7%. Beginning in the third quarter of fiscal 2001, we experienced successive quarters of comparable store sales declines through the first quarter of fiscal 2004 that resulted in a 23.5% decline in average annual sales per store. As a result, beginning in late fiscal 2003, we began to initiate a series of management and operational changes intended to improve our merchandise assortments, in-store presentation and financial performance.

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

Sales for the first half of fiscal 2005 were disappointing. Offerings at the Charlotte Russe stores had not met with customer acceptance and the anticipated progression of improvements at the Rampage stores had not materialized. However, during the third quarter of fiscal 2005, the success of the Rampage brand repositioning was evidenced by the return to positive comparable store sales, while sales at the Charlotte Russe stores benefited from our decision to increase the presentation of denim in our stores. During the fourth quarter of fiscal 2005, the Charlotte Russe chain experienced improved selling of apparel merchandise, in particular our Refuge branded denim and fast fashion tops, while the Rampage chain continued to focus on repositioning of the brand and build customer recognition for assortments that target aspirational branded retailers. Comparable store sales increased 12.9% for the fourth quarter of fiscal 2005, compared to a decrease of 2.3% for the fourth quarter of fiscal 2004.

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.4	74.9	76.3

Gross profit	24.6	25.1	23.7
Selling, general and administrative expenses	19.8	20.5	20.9
Store closing costs	1.1	0.0	0.0

Operating income	3.7	4.6	2.8
Interest income, net	0.0	0.1	0.1
Other charges, net	(0.1)	(0.1)	(0.0)

Income before income taxes	3.6	4.6	2.9
Income taxes	1.4	1.8	1.1

Net income	2.2%	2.8%	1.8%

Number of stores open at end of period	311	360	408

Fiscal Year Ended September 24, 2005 Compared to Fiscal Year Ended September 25, 2004

Net Sales. Our net sales increased to $603.8 million from $539.4 million, an increase of $64.4, or 11.9%, over the prior fiscal year. This increase reflects $66.1 million of additional net sales from the 49 new stores opened during fiscal 2005 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 0.3% decrease in comparable store sales, which resulted in decreased sales of $1.7 million compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $142.9 million from $135.6 million, an increase of $7.3 million, or 5.3%, over the prior fiscal year. This increase was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 23.7% from 25.1%. The decrease as a percentage of net sales was principally due to decreased product gross margins as higher markdown expense more than offset higher initial markup.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $126.1 million from $111.3 million, an increase of $14.8 million, or 13.4%, over the prior fiscal year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.9% from 20.5% primarily due to higher corporate expenses including the costs for the tentative settlement of two class action lawsuits.

Income Taxes. Our effective tax rate for fiscal 2005 was 37.7%. This rate is lower than last year’s 39.0% rate as we adjusted our tax liabilities to reflect the reassessment of tax contingency balances for fiscal 2005.

Net Income. Our net income decreased to $10.8 million from $15.1 million, a decrease of $4.3 million, or 28.4%, over the prior fiscal year. The decrease was primarily due to an increase in selling, general and administrative expenses, which was partially offset by an increase in gross profit and a decrease in income taxes.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 24, 2005. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year 2004				Fiscal Year 2005
	Three Months Ended				Three Months Ended
	Dec. 27, 2003	Mar. 27, 2004	Jun. 26, 2004	Sept. 25, 2004	Dec. 25, 2004	Mar. 26, 2005	Jun. 25, 2005	Sept. 24, 2005
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$149,291	$118,776	$133,044	$138,293	$149,982	$126,976	$146,885	$179,913
Gross profit	39,027	25,115	36,179	35,323	34,800	27,411	35,407	45,260
Operating income (loss)	10,661	118	8,875	5,045	3,485	(1,414)	5,104	9,555
Net income (loss)	6,480	76	5,424	3,104	2,162	(762)	3,314	6,087

Earnings Per Share:
Basic earnings (loss) per share	$0.30	$0.00	$0.25	$0.14	$0.10	$(0.03)	$0.15	$0.28
Diluted earnings (loss) per share	$0.27	$0.00	$0.23	$0.13	$0.09	$(0.03)	$0.14	$0.25

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	26.1	21.1	27.2	25.5	23.2	21.6	24.1	25.2
Operating income (loss)	7.1	0.1	6.7	3.6	2.3	(1.1)	3.5	5.3
Net income (loss)	4.3	0.1	4.1	2.2	1.4	(0.6)	2.3	3.4

Operating Data:
Comparable store sales increase (decrease)	(7.6)%	3.5%	7.1%	(2.3)%	(9.9)%	(3.1)%	(0.9)%	12.9%
Stores open at end of period	329	335	342	360	368	372	388	408

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although we have also used borrowings under prior credit facilities in the past for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most, if not all, of our working capital requirements, and this allows us to generally operate with limited working capital. As of September 24, 2005, we had working capital of approximately $51.7 million which included cash and cash equivalents of $33.7 million.

During fiscal years 2005, 2004 and 2003, our net cash provided by operations amounted to approximately $48.1 million, $48.1 million and $56.7 million, respectively. In fiscal year 2005, our net cash provided by operations decreased as a result of lower net income, a decrease in deferred tax assets and net changes in working capital accounts, offset by an increase in depreciation and amortization and an increase in landlord construction allowances. Our net cash used in investing activities amounted to approximately $45.6 million, $42.6 million and $47.8 million in fiscal years 2005, 2004 and 2003, respectively. The primary component related to purchases of fixed assets, which consists of new store openings, the upgrade of our information systems and other corporate expenditures. We opened a total of 49, 49 and 70 new stores during the fiscal years 2005, 2004 and 2003, respectively. We expect to continue to invest in capital expenditures to support our growth.

Based on our experience with store openings for our two concepts, we estimate that the average net investment to open these new stores is approximately $400,000, which includes capital expenditures, net of landlord contributions, and initial inventory, net of payables. All new stores opened since our acquisition in fiscal 1996 generated average net sales of approximately $1.7 million and store-level operating cash flow of approximately $335,000 during their first year of operation representing an average cash return on investment of approximately 89%. For the 180 stores opened in the three years ended fiscal 2004, we achieved average net sales of approximately $1.6 million and store-level operating cash flow of approximately $280,000 during their first year of operation representing an average cash return on investment of approximately 87%. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2006 are projected to range from approximately $38 to $42 million.

Net cash provided by financing activities amounted to approximately $0.5 million, $2.2 million and $0.6 million for fiscal years 2005, 2004 and 2003, respectively. Financing activities primarily consist of the proceeds of stock option exercises.

We currently have a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the term of the Credit Facility, we may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain securities of the Company’s subsidiaries to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At September 24, 2005, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of September 24, 2005, we had $21.7 million of borrowing availability under the Credit Facility.

We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements for fiscal 2006. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital.

Off-balance sheet arrangements

As of September 24, 2005, we had no off-balance sheet financing arrangements.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, the Company can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under this agreement at September 24, 2005 totaled approximately $8.3 million, including $2.2 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of September 24, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$532,959	$73,974	$145,533	$137,610	$175,842
Other long-term obligations	15,736	11,048	1,500	1,500	1,688

	$548,695	$85,022	$147,033	$139,110	$177,530

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

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities. Revenue recognized from gift card forfeitures is based upon an expected forfeiture rate determined from historical trends and for each period presented has had an immaterial financial statement impact.

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

We receive certain allowances from our vendors primarily related to distribution center handling expenses or defective merchandise. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items were sold.

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” The carrying value of investments in our stores, principally leasehold improvements and equipment, and other operations is reviewed for impairment on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” In prior years, we established reserves for stores which have been closed, and no other stores are contemplated for closure at this time. Our estimates in testing for possible impairment may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate or changes to our business operations. Changes in our estimates may result in impairment charges recorded in future periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of SFAS No. 154 will have a significant impact on our results of operations.

In December 2004, the FASB issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. We will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method. The impact of this statement on our financial statements or our results of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. We currently expect to incur incremental pre-tax expense of approximately $2.0 million during fiscal 2006 as a result of the adoption of SFAS No. 123R.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 24, 2005, we had no borrowings against our credit facility. However, we may borrow additional funds under our revolving credit facility as needed.

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

We believe our market risk exposure is minimal.

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

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2005, we opened 49 new stores and closed 1 Rampage store representing a 13% net increase from the number of stores open at the end of fiscal 2004. We plan to open up to 35 new Charlotte Russe stores during fiscal 2005, an increase of 9% from total stores opened as of September 24, 2005. We intend to continue to increase our number of stores for at least the next several years.

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

In addition, some of our new stores will be opened in regions of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

A decline in general economic conditions may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook could adversely affect consumer spending habits and mall traffic, which could result in lower net sales than expected and could cause us to slow our expansion plans.

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

During fiscal 2005, we hired a new Senior Vice President of Apparel for Charlotte Russe and a Vice President of Stores. Each of these individuals has significant experience in these and similar roles with other apparel retailers, although they have limited tenure with our company.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 12.9% and as low as negative 9.9% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

Our operations, as well as a substantial number of our stores, are concentrated in the Southwest and other heavily populated regional areas, which makes us susceptible to adverse conditions in these regions.

Our headquarters and distribution centers are located in California, and a substantial number of our stores are located in California, Florida and Texas. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes, and fashion tastes. Further, a natural disaster or other catastrophic event, such as an earthquake affecting southern California, or hurricanes affecting the Southeastern states and Texas, could significantly disrupt our operations.

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

Our business could be adversely impacted by unfavorable international conditions.

We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the U.S. government that impede the normal flow of product could also negatively impact our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is indexed on page F-1 of this Report and is contained on pages F-3 through F-20.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f) of the Exchange Act. With the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 24, 2005.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued a report on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charlotte Russe Holding, Inc. maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Charlotte Russe Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Charlotte Russe Holding, Inc. maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Charlotte Russe Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 24, 2005 and September 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005 and our report dated December 1, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

December 1, 2005

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter ended September 24, 2005, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed on page F-20 are not required under the related instructions or are not applicable, and therefore, have been omitted.

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 7th day of December, 2005.

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

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	December 7, 2005

/s/ DANIEL T. CARTER Daniel T. Carter	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 7, 2005

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	December 7, 2005

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 7, 2005

/s/ ALLAN W. KARP Allan W. Karp	Director	December 7, 2005

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 7, 2005

/s/ MARK J. RIVERS Mark J. Rivers	Director	December 7, 2005

This Page Intentionally Left Blank

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 24, 2005 and September 25, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005. Our audits also included the financial statements and schedule listed in the Index at Item 15 (a-1 and a-2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 24, 2005 and September 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

December 1, 2005

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 24, 2005	September 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,693,158	$30,713,343
Inventories	58,087,482	49,154,877
Other current assets	11,090,971	8,019,487
Deferred tax assets	7,450,000	6,300,000

Total current assets	110,321,611	94,187,707
Fixed assets, net	188,629,728	177,518,053
Goodwill	28,790,000	28,790,000
Other assets	1,394,340	1,184,227

Total assets	$329,135,679	$301,679,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$33,581,612	$25,703,097
Accounts payable, other	6,776,763	8,749,782
Accrued payroll and related expense	3,554,097	4,124,136
Income and sales taxes payable	3,095,810	1,970,903
Other current liabilities	11,644,718	10,548,758

Total current liabilities	58,653,000	51,096,676
Deferred rent	101,888,551	91,226,297
Other liabilities	43,894	43,894
Deferred tax liabilities	1,440,000	3,700,000

Total liabilities	162,025,445	146,066,867

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 22,037,432 and 21,950,927 at September 24, 2005 and September 25, 2004, respectively	220,375	219,509
Additional paid-in capital	50,724,713	50,029,794
Retained earnings	116,165,146	105,363,817

Total stockholders’ equity	167,110,234	155,613,120

Total liabilities and stockholders’ equity	$329,135,679	$301,679,987

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Net sales	$603,755,818	$539,403,949	$456,622,115
Cost of goods sold, including buying, distribution and occupancy costs	460,877,392	403,760,365	344,133,481

Gross profit	142,878,426	135,643,584	112,488,634
Selling, general and administrative expenses	126,148,180	111,269,438	90,896,124
Store closing costs	—	(325,000)	4,900,000

Operating income	16,730,246	24,699,146	16,692,510
Other income (expense):
Interest income, net	868,440	303,067	118,718
Other charges, net	(261,079)	(274,901)	(269,933)

Total other income (expense)	607,361	28,166	(151,215)

Income before income taxes	17,337,607	24,727,312	16,541,295
Income taxes	6,536,278	9,643,652	6,451,104

Net income	$10,801,329	$15,083,660	$10,090,191

Earnings per share:
Basic	$0.49	$0.70	$0.48

Diluted	$0.45	$0.63	$0.43

Weighted average shares outstanding:
Basic	21,994,665	21,567,205	21,239,569
Diluted	24,062,215	23,993,019	23,507,028

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 28, 2002	21,210,707	$212,107	$43,793,497	$(171,000)	$80,189,966	$124,024,570
Stock option transactions, including tax benefits	53,000	530	467,646	—	—	468,176
Amortization of deferred compensation	—	—	—	108,000	—	108,000
Issuance of stock under employee stock purchase plan	26,475	265	237,397	—	—	237,662
Net income and comprehensive income	—	—	—	—	10,090,191	10,090,191

Balance at September 27, 2003	21,290,182	212,902	44,498,540	(63,000)	90,280,157	134,928,599
Stock option transactions, including tax benefits	641,100	6,411	5,630,549	—	—	5,636,960
Amortization of deferred compensation	—	—	—	63,000	—	63,000
Issuance of stock under employee stock purchase plan	19,645	196	200,705	—	—	200,901
Stock offering costs	—	—	(300,000)	—	—	(300,000)
Net income and comprehensive income	—	—	—	—	15,083,660	15,083,660

Balance at September 25, 2004	21,950,927	219,509	50,029,794	—	105,363,817	155,613,120
Stock option transactions, including tax benefits	64,500	646	506,596	—	—	507,242
Issuance of stock under employee stock purchase plan	22,005	220	188,323	—	—	188,543
Net income and comprehensive income	—	—	—	—	10,801,329	10,801,329

Balance at September 24, 2005	22,037,432	$220,375	$50,724,713	$—	$116,165,146	$167,110,234

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Operating Activities
Net income	$10,801,329	$15,083,660	$10,090,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,124,578	27,738,947	23,396,212
Amortization of construction allowances	(10,639,505)	(8,193,468)	(7,052,558)
Landlord construction allowances	19,231,200	15,140,208	23,865,180
Deferred rent	2,070,559	2,306,109	3,082,344
Amortization of deferred compensation	—	63,000	108,000
Loss on disposal of assets	1,184,401	586,805	3,264,869
Deferred income taxes	(3,410,000)	600,000	2,400,000
Changes in operating assets and liabilities:
Inventories	(8,932,605)	(14,647,965)	(1,187,898)
Other current assets	(3,071,484)	(2,609,364)	(2,907,922)
Accounts payable, trade	7,878,515	4,774,833	(4,000,479)
Accounts payable, other	(1,973,019)	2,292,650	1,012,326
Accrued payroll and related expense	(570,039)	1,597,380	154,622
Income and sales taxes payable	1,274,562	2,968,080	1,201,473
Other current liabilities	1,095,960	662,491	3,134,132
Other liabilities	—	(268,883)	103,894

Net cash provided by operating activities	48,064,452	48,094,483	56,664,386

Investing Activities
Purchases of fixed assets	(45,265,083)	(42,657,356)	(47,733,032)
Other assets	(365,684)	99,145	(92,827)

Net cash used in investing activities	(45,630,767)	(42,558,211)	(47,825,859)

Financing Activities
Proceeds from issuance of common stock	546,130	2,509,754	575,310
Stock offering costs	—	(300,000)	—

Net cash provided by financing activities	546,130	2,209,754	575,310

Net increase in cash and cash equivalents	2,979,815	7,746,026	9,413,837
Cash and cash equivalents at beginning of the year	30,713,343	22,967,317	13,553,480

Cash and cash equivalents at end of the year	$33,693,158	$30,713,343	$22,967,317

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

Description of Business

The Company operates in a single segment, selling clothing, accessories and footwear for women through its mall-based retail stores that operate under the names Charlotte Russe and Rampage. As of September 24, 2005, the Company operated 408 retail stores in 42 states and Puerto Rico.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003 amounted to $32,969,006, $27,650,425, and $23,269,351, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. SFAS No. 142 requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Other Assets

Other assets include intangibles that resulted from the Company’s acquisition of assets from Rampage Retailing Inc. including a license to utilize the Rampage name and other intangibles. This intangible asset is stated at a cost of approximately $1.3 million and is amortized using the straight-line method over the estimated useful life of 20 years. The amortization period was primarily determined based on the expectation that the Rampage license renewal options would be exercised (see Note 4). Accumulated amortization at September 24, 2005 and September 25, 2004 amounted to $535,864 and $468,880, respectively. Straight-line amortization on the intangible asset amounts to $66,984 each year.

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

Revenue Recognition

Retail merchandise sales are recognized at the point of sale. A reserve is provided for the impact of anticipated returns based on historical experience. With respect to gift cards the Company records revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities. Revenue recognized from gift card forfeitures is based upon an expected forfeiture rate determined from historical trends.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $422,410, $497,486, $863,330 for the fiscal years ended September 24, 2005, September 25, 2004, and September 27, 2003, respectively.

Vendor Allowances

The Company receives certain allowances from our vendors primarily related to distribution center handling expenses or defective merchandise. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items were sold.

Store Pre-opening Costs

Costs incurred in connection with the opening of a new store are expensed as incurred.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in Note 6. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require the Company to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted using the fair value method under SFAS No. 123, the Company’s net income and basic and diluted earnings per share would have been decreased to the following proforma amounts:

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Net income	$10,801,329	$15,083,660	$10,090,191
Less: Stock-based compensation expense for all awards, net of related tax effects	(858,800)	(1,230,555)	(861,320)

Pro forma net income	$9,942,529	$13,853,105	$9,228,871

Basic earnings per share	$0.49	$0.70	$0.48
Pro forma	$0.45	$0.64	$0.43
Diluted earnings per share	$0.45	$0.63	$0.43
Pro forma	$0.41	$0.58	$0.39

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

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Risk free interest rate	3.95%	3.30%	2.75%
Dividend yield	0%	0%	0%
Expected volatility	47%	55%	65%
Weighted average expected life	4 years	4 years	4 years

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 24, 2005 or September 25, 2004.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes

FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS No. 154 will have a significant impact on its results of operations.

In December 2004, FASB issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method. The impact of this statement on the Company’s financial statements or the Company’s results of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently expects to incur incremental pre-tax expense of approximately $2.0 million during fiscal 2006 as a result of the adoption of SFAS No. 123R.

2. Fixed Assets

A summary of fixed assets is as follows:

	September 24, 2005	September 25, 2004
Leasehold improvements	$245,264,269	$218,517,800
Furniture and fixtures	32,292,275	28,847,047
Equipment and other	43,462,019	33,046,538

	321,018,563	280,411,385
Less: Accumulated depreciation and amortization	(132,388,835)	(102,893,332)

	$188,629,728	$177,518,053

3. Credit Arrangement

On June 24, 2005, the Company entered into a new $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and the Company has set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at the Company’s option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to the continued compliance with various covenants, representations, warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, the Company and the Company’s wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of the securities of the Company’s subsidiaries to the collateral agent as security for the full payment and performance of the Company’s obligations under the Credit Facility and (iii) granted a security interest in essentially all of the Company’s personal property as security for the full payment and performance of the obligations under the Credit Facility. At September 24, 2005, there was no outstanding debt under the Credit Facility and the Company was in compliance with the terms of the bank credit agreement. As of September 24, 2005, the Company had $21.7 million of borrowing availability under the Credit Facility.

Pursuant to the terms of the new secured credit facility, the Company can issue up to $20.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 24, 2005, there were outstanding letters of credit in the amount of $8.3 million.

4. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2006 and 2016. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 amounted to $110,374,420, $90,258,119 and $76,120,584, respectively, including $4,973,267, $4,839,557, $3,834,060, respectively, of contingent rentals.

As of September 24, 2005, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September:
2006	$73,973,659
2007	72,993,511
2008	72,539,912
2009	71,050,377
2010	66,559,208
Thereafter	175,841,693

Total future minimum lease payments	$532,958,360

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

The license agreement has an initial term that expires in 2012 and may be extended for six additional five-year periods provided that net sales under the license exceeds an annual goal for the year ending immediately prior to the beginning of such extension period. In the event the Company decides to terminate the license agreement prior to the end of the term, the Company may be required to pay a termination fee as specified in the licensing agreement. License fees incurred during the fiscal years ended September 24, 2005, September 25, 2004, and September 27, 2003 were $924,689, $902,781, $849,405, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Litigation

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against the Company and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, the Company reached an agreement in principle (subject to court approval) to settle the securities litigation pending against the Company and certain of its officers and directors for the sum of $3.9 million, paid mostly by the Company’s insurance carrier. In the fourth quarter of fiscal 2005, the Company incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs.

In addition to the foregoing, from time to time, the Company may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

5. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Current:
Federal	$8,338,978	$7,422,552	$3,178,204
State	1,600,000	1,700,000	872,900

	9,938,978	9,122,552	4,051,104
Deferred:
Federal	(2,993,800)	335,700	2,300,000
State	(408,900)	185,400	100,000

	(3,402,700)	521,100	2,400,000

	$6,536,278	$9,643,652	$6,451,104

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Tax at U.S. statutory rates	$6,068,163	$8,654,559	$5,789,454
State income taxes, net of federal tax benefit	676,167	1,181,347	612,855
Non-deductible expenses	15,288	44,386	70,608
Other, net	(223,340)	(236,640)	(21,813)

	$6,536,278	$9,643,652	$6,451,104

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 24, 2005	September 25, 2004
Deferred tax assets:
Inventory	$3,583,838	$2,854,432
Deferred rent	39,622,971	36,442,785
Employee benefit programs	1,299,142	991,966
State income taxes	152,969	194,077
Other accrued expenses	2,414,050	2,259,525

	47,072,970	42,742,785
Deferred tax liabilities:
Tax over book depreciation	(39,053,432)	(38,347,501)
Intangibles	(2,009,538)	(1,795,284)

	(42,062,970)	(40,142,785)

Net deferred tax assets	$6,010,000	$2,600,000

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

A summary of the Company’s stock option activity and related information for the plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 28, 2002	2,117,870	$8.04
Granted	438,000	10.88
Cancelled	(197,300)	11.22
Exercised	(53,000)	5.90

Outstanding at September 27, 2003	2,305,570	8.35
Granted	185,000	14.34
Cancelled	(159,300)	11.29
Exercised	(641,100)	3.60

Outstanding at September 25, 2004	1,690,170	10.54
Granted	589,500	12.18
Cancelled	(253,200)	12.05
Exercised	(64,500)	5.54

Outstanding at September 24, 2005	1,961,970	$11.00

The following table summarizes information about stock options outstanding as of September 24, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$1.00—$4.00	349,570	1.25	$2.17	349,570	$2.17
$7.00—$13.50	1,130,000	7.31	11.16	456,800	11.32
$13.51—$27.00	482,400	8.05	17.01	190,900	19.75

Total	1,961,970	6.41	$11.00	997,270	$9.72

The weighted average fair value of options granted was $7.02, $6.09, and $5.41 for the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own Common Stock or options on such Common Stock that represents 5% or more of the Company total equity ownership. There were 22,005, 19,645 and 26,475 shares issued under the Plan during the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

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

Shares Reserved for Future Issuance

	September 24, 2005	September 25, 2004
Warrants issued and outstanding	1,965,440	1,965,440
Stock options issued and outstanding	1,961,970	1,690,170
Common shares authorized for future stock option grants	415,500	751,800
Shares authorized for issuance under Employee Stock Purchase Plan	212,678	234,683

Shares reserved for future issuance	4,555,588	4,642,093

7. Supplemental Cash Flows Disclosures

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Income tax benefit of stock option transactions	$149,655	$3,328,107	$130,528
Cash paid during the year for:
Interest	$61,378	$50,607	$39,231
Income taxes	$10,145,081	$7,418,618	$7,081,428

8. Related Party Transactions

The Company, its Chairman of the Board and two funds managed by Apax Partners, L.P. (“Apax”), entered into a stockholders’ agreement in 1996. This agreement provides that: (1) as long as Apax owns more than 25% but less than 50% of the Company’s outstanding shares, they will have the right to nominate three directors, and (2) as long as Apax owns at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors.

The stockholders agreement grants the Company’s Chairman of the Board certain tag along rights in the event of a private sale by Apax of their shares of Common Stock. The stockholders agreement also grants, subject to limitations and exceptions, demand and piggyback registration rights to Apax and piggyback registration rights to the Chairman of the Board. The Company is responsible for certain costs of registered offerings in which shares are sold by Apax and the Chairman of the Board. Costs attributable to shares sold by Apax were $300,000 for the fiscal year ended September 25, 2004 and there were no such costs during the years ended September 24, 2005 or September 27, 2003. Given the historical nature of this obligation, these costs are treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

The Company expensed a management fee of $250,000 to Apax during each of the three years presented. This fee terminates when Apax owns less than 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants.

For the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, the Company purchased approximately zero, $235,000 and $821,000, respectively, of merchandise from a company primarily owned by family members of the Company’s Chairman of the Board. There were no related party accounts payable balances at September 24, 2005, or September 25, 2004.

9. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the Plan) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were approximately $126,954, $113,300 and $108,500 for the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

10. Earnings Per Share

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Net income	$10,801,329	$15,083,660	$10,090,191

Earnings per share:
Basic	$0.49	$0.70	$0.48
Effect of dilutive warrants	(0.04)	(0.05)	(0.04)
Effect of dilutive stock options	(0.00)	(0.02)	(0.01)

Diluted	$0.45	$0.63	$0.43

Weighted average number of shares:
Basic	21,994,665	21,567,205	21,239,569
Effect of dilutive warrants	1,804,541	1,840,567	1,781,661
Effect of dilutive stock options	263,009	585,247	485,798

Diluted	24,062,215	23,993,019	23,507,028

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Anti-dilutive options	544,795	217,908	902,452

SCHEDULE II

CHARLOTTE RUSSE HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three fiscal years ended September 24, 2005

(amounts in thousands)

	Balance at beginning of period	Additions and Reductions	Balance at end of period
Fiscal year ended September 27, 2003:
Reserve for markdown of inventory	$2,500	$1,000	$3,500
Allowance for effect of sales returns	750	0	750
Fiscal year ended September 25, 2004:
Reserve for markdown of inventory	$3,500	$300	$3,800
Allowance for effect of sales returns	750	100	850
Fiscal year ended September 24, 2005:
Reserve for markdown of inventory	$3,800	$1,200	$5,000
Allowance for effect of sales returns	850	250	1,100

EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit	Description

2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.3	Stockholders Agreement by and among Charlotte Russe Holding, Inc., The SK Equity Fund, L.P., SK Investment Fund, L.P. and Bernard Zeichner (Exhibit 10.7 to Registration Statement 333-84297 filed October 19, 1999)

10.4	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated October 1, 1996 (Exhibit 10.9 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Amendment No. 1 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.10 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.9	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

10.11	License Agreement dated September 30, 1997 by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.16 to Registration Statement 333-84297 filed October 19, 1999)

10.12	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.13	Common Stock Purchase Warrant No. 2 by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.19 to Registration Statement 333-84297 filed October 19, 1999)

10.14	Common Stock Purchase Warrant No. 3 by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.20 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.15	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and The SK Equity Fund, L.P., dated as of September 27, 1996 (Exhibit 10.22 to Registration Statement 333-84297 filed October 19, 1999)

10.16	First Amendment dated October 1, 1999 to the Common Stock Purchase Warrant by and between Charlotte Russe Holding, Inc. and SK Investment Fund, L.P., dated as of September 27, 1996 (Exhibit 10.23 to Registration Statement 333-84297 filed October 19, 1999)

10.17	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.18	Stockholders Agreement dated as of October 1, 1999 by and among Charlotte Russe Holdings, Inc., The SK Equity Fund, L.P. and SK Investment Fund, L.P. (Exhibit 10.25 to Registration Statement 333-84297 filed October 19, 1999)

10.19	Amendment No. 2 to Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner (Exhibit 10.19 to Form 10-K filed on December 12, 2001)

10.21	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 20, 2001 (Exhibit 10.21 to Form 10-K filed on December 12, 2001)

10.22	Employment Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated October 11, 2001 (Exhibit 10.22 to Form 10-K filed on December 12, 2001)

10.27	Amendment #1 to License Agreement, dated September 30, 1997, by and between Rampage Clothing Company and Charlotte Russe, Inc. (Exhibit 10.27 to Form 10-K filed on December 13, 2002)

10.30	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated July 9, 2003. (Exhibit 10.30 to Form 10-K filed on December 19, 2003)

10.31	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated August 31, 2003. (Exhibit 10.31 to Form 10-K filed on December 19, 2003)

10.33	Loan and Security Agreement by and among Charlotte Russe, Inc., as Borrower, direct and indirect domestic subsidiaries of Borrower and Bank of America, N.A., as Agent, dated as of June 24, 2005. (Exhibit 10.33 to the Registrant’s Form 10-Q filed July 22, 2005)

10.34	First Amendment by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 31, 2005. (Exhibit 99.1 to Form 8-K filed on September 6, 2005)

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24	Power of Attorney (See Signature Page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.