Form 10-Q
period 2005-12-24
CHARLOTTE RUSSE HOLDING INC
filed 2006-01-23
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of January 13, 2006 was approximately 22,432,166.

CHARLOTTE RUSSE HOLDING, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 24, 2005	September 24, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,079,150	$33,693,158
Inventories	51,746,183	58,087,482
Other current assets	8,037,534	11,090,971
Deferred tax assets	7,800,000	7,450,000

Total current assets	127,662,867	110,321,611

Fixed assets, net	190,559,329	188,629,728
Goodwill	28,790,000	28,790,000
Other assets	1,311,600	1,394,340

Total assets	$348,323,796	$329,135,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$26,415,147	$33,581,612
Accounts payable, other	8,312,074	6,776,763
Accrued payroll and related expense	7,251,298	3,554,097
Income and sales taxes payable	7,177,584	3,095,810
Other current liabilities	17,776,938	11,644,718

Total current liabilities	66,933,041	58,653,000

Deferred rent	103,257,845	101,888,551
Other liabilities	43,894	43,894
Deferred tax liabilities	1,300,000	1,440,000

Total liabilities	171,534,780	162,025,445

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 22,421,652 and 22,037,432 at December 24, 2005 and September 24, 2005, respectively.	224,217	220,375
Additional paid-in capital	53,340,724	50,724,713
Retained earnings	123,224,075	116,165,146

Total stockholders’ equity	176,789,016	167,110,234

Total liabilities and stockholders’ equity	$348,323,796	$329,135,679

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Net sales	$201,454,195	$149,982,125
Cost of goods sold, including buying, distribution and occupancy costs	152,072,586	115,181,777

Gross profit	49,381,609	34,800,348
Selling, general and administrative expenses	37,965,371	31,315,458

Operating income	11,416,238	3,484,890
Other income (expense):
Interest income, net	352,617	122,662
Other charges, net	(62,506)	(63,199)

Total other income	290,111	59,463

Income before income taxes	11,706,349	3,544,353
Income taxes	4,647,420	1,382,297

Net income	$7,058,929	$2,162,056

Earnings per share:
Basic	$0.32	$0.10

Diluted	$0.29	$0.09

Weighted average shares outstanding:
Basic	22,212,200	21,956,593

Diluted	24,468,064	24,012,728

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Operating Activities
Net income	$7,058,929	$2,162,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,053,430	7,783,433
Amortization of construction allowances	(3,053,912)	(2,251,471)
Landlord construction allowances	4,215,077	1,399,598
Stock based compensation	620,000	—
Deferred rent	208,129	320,565
Loss on disposal of assets	160,058	45,220
Deferred income taxes	(490,000)	300,000
Changes in operating assets and liabilities:
Inventories	6,341,299	10,657,329
Other current assets	3,053,437	(96,280)
Accounts payable, trade	(7,166,465)	(5,739,809)
Accounts payable, other	1,535,311	(3,627,634)
Accrued payroll and related expense	3,697,201	1,490,328
Income and sales taxes payable	4,081,774	1,664,723
Other current liabilities	6,132,220	4,151,649

Net cash provided by operating activities	35,446,488	18,259,707

Investing Activities
Purchases of fixed assets	(11,111,343)	(7,196,379)
Other assets	50,994	(12,427)

Net cash used in investing activities	(11,060,349)	(7,208,806)

Financing Activities
Net proceeds from issuance of common stock	1,609,853	53,399
Excess tax benefits from option exercises	390,000	—

Net cash provided by financing activities	1,999,853	53,399

Net increase in cash and cash equivalents	26,385,992	11,104,300
Cash and cash equivalents at beginning of the period	33,693,158	30,713,343

Cash and cash equivalents at end of the period	$60,079,150	$41,817,643

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 24, 2005.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 24, 2005 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 24, 2005 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

2. Stock Based Compensation

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company did not recognize stock-based compensation expense in its statement of income for periods prior to the adoption of SFAS 123(R).

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans for the quarter ended December 25, 2004, prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended December 24, 2005 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during that period.

Three Months Ended December 25, 2004
Reported net income	$2,162,056
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(123,173)

Pro forma net income	$2,038,883

Reported net income per share – basic	$0.10
Reported net income per share – diluted	$0.09
Pro forma net income per share – basic	$0.09
Pro forma net income per share – diluted	$0.08

Adoption of SFAS 123(R)

During the quarter ended December 24, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the three month period ended December 24, 2005 was as follows:

Three Months Ended December 24, 2005
Stock-based compensation expense by type of award:
Employee stock options	$600,754
Employee stock purchase plan	19,246

Total stock-based compensation expense	$620,000
Tax effect on stock-based compensation expense	(246,140)

Net effect on net income	$373,860

Effect on income per share:
Basic and diluted	$(0.02)

As required by SFAS 123(R), management has made an estimate of expected forfeitures and the Company is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three months ended December 24, 2005, the Company granted approximately 0.2 million stock options with an estimated total grant-date fair value of $2.4 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.2 million. The Company recognized share-based compensation expense of $0.6 million in the three months ended December 24, 2005, of which $0.2 million was a component of cost of goods sold and $0.4 million was a component of selling, general and administrative expenses. As of December 24, 2005, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.3 years.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

Employee Stock Purchase Plan (ESPP): During the three months ended December 24, 2005, the Company recorded stock-based compensation cost related to its employee stock purchase plan of $19,246.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004
Risk free interest rate	4.40%	3.30%	4.40%	3.30%
Dividend yield	—	—	—	—
Expected volatility	48.0%	55.0%	48.0%	55.0%

Weighted average expected life	5.0 years	4.0 years	0.5 years	0.5 years

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the BSM valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend: The BSM valuation model calls for a single expected dividend yield as an input. The Company has never paid any dividends.

Expected Volatility: The fair value of stock based payments made were valued using the BSM valuation method with a volatility factor based on the Company’s historical stock prices and consideration of future events.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: The Company uses historical data to estimate option exercises and employee terminations used in the model.

Stock Option Activity

The following is a summary of stock option activities during the three months ended December 24, 2005:

	Options	Weighted Average Exercise Price
Balance as of September 24, 2005	1,961,970	$11.00
Granted	249,500	15.28
Canceled	(33,400)	12.13
Exercised	(384,220)	4.19

Balance as of December 24, 2005	1,793,850	$13.03

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The total fair value of shares that vested during the three months ended December 24, 2005 was $0.7 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan purchases during the three months ended December 24, 2005 was approximately $1.6 million.

Stock Options

In 1996, the Company established a Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the issuance of shares of Common Stock under incentive stock options and non-qualified stock options. Options vest ratably at 20% per year over five years from the date of the grant, subject to certain acceleration provisions and are exercisable for a period of up to ten years from the date of grant. Incentive stock options are granted at prices that approximate the fair value of the Common Stock at the date of grant as determined by the Board of Directors.

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

The Company’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan, effective as of the completion of its initial public offering. The 1999 Equity Incentive Plan permits the grant of options that qualify as incentive stock options and non-qualified stock options. The exercise price of each option shall be determined by the compensation committee of the Board of Directors. In the case of incentive stock options, however, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. Subject to adjustment for stock splits and similar events, the total number of shares of Common Stock that can be issued under the 1999 Equity Incentive Plan is 2,250,000 shares. At December 24, 2005, there were 199,400 shares available for issuance. The terms of these options are substantially the same as other options previously issued.

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the Plan”), which authorized up to 350,000 shares of Common Stock available for employee purchase through payroll deductions at 85% of fair market value. At December 24, 2005, there were 212,678 shares available for purchase. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own Common Stock or options on such Common Stock that represents 5% or more of the Company total equity ownership.

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

	Three Months Ended
	December 24, 2005	December 25, 2004
Net income	$7,058,929	$2,162,056

Earnings per share:
Basic	$0.32	$0.10
Effect of dilutive warrants	(0.02)	(0.01)
Effect of dilutive stock options	(0.01)	—

Diluted	$0.29	$0.09

Weighted average number of shares:
Basic	22,212,200	21,956,593
Effect of dilutive warrants	1,852,315	1,802,459
Effect of dilutive stock options	403,549	253,676

Diluted	24,468,064	24,012,728

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	December 24, 2005	December 25, 2004
Anti-dilutive options	634,962	558,273

4. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard (“FSP FAS”) 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 13-1 to have a material impact on the Company’s operating results or financial condition.

5. Commitments and Contingencies

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against the Company and two of the Company’s officers, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Commitments and Contingencies (continued)

alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, the Company reached an agreement in principle (subject to court approval) to settle the securities litigation pending against the Company and certain of the Company’s officers and directors for the sum of $3.9 million, paid mostly by the Company’s insurance carrier. In the fourth quarter of fiscal 2005, the Company incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs.

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

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include, among other things, projections of our future results of operations or of our financial condition, and statements about our anticipated growth strategies.

There may be events in the future that we are not able to accurately predict or which we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, weather, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing, and other factors discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our operating results, expressed as a percentage of net sales, and store numbers for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	December 24, 2005	December 25, 2004
Net sales	100.0%	100.0%
Cost of goods sold	75.5	76.8

Gross profit	24.5	23.2
Selling, general and administrative expenses	18.8	20.9

Operating income	5.7	2.3
Interest income, net	0.1	0.1
Other charges, net	(0.0)	(0.0)

Income before income taxes	5.8	2.4
Income taxes	2.3	1.0

Net income	3.5%	1.4%

Number of stores open at end of period	422	368

Three Months Ended December 24, 2005 Compared to the Three Months Ended December 25, 2004

Net Sales. Our net sales increased to $201.5 million from $150.0 million, an increase of $51.5 million, or 34.3%, over the same quarter last year. This increase reflects $29.5 million of additional net sales from the 14 new stores opened during the three months ended December 24, 2005 as well as other stores opened in prior fiscal periods that did not qualify as comparable stores, and a 15.6% increase in comparable store sales, which resulted in increased sales of $21.9 million compared to the same quarter in the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $49.4 million from $34.8 million, an increase of $14.6 million, or 41.9%, from the same quarter last year. This increase was primarily the result of increased sales and higher gross profit margins. As a percentage of net sales, gross profit increased to 24.5% from 23.2%. The increase in gross profit as a percentage of net sales was principally due to a decrease in store occupancy costs, partially offset by an increase in markdowns.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $38.0 million from $31.3 million, an increase of $6.7 million, or 21.2%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically stock option and bonus expenses, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.8% from 20.9%, primarily due to decreased store operating expenses, partially offset by increased corporate expense primarily consisting of stock-based compensation expense.

Income Taxes. Our effective tax rate of 39.7% approximates our statutory income tax rate and is similar to the 39.0% tax rate utilized during the same quarter last year.

Net Income. Our net income was approximately $7.1 million compared to net income of approximately $2.2 million for the same quarter last year. This increase was primarily due to increased sales and gross profit, offset by increased selling, general and administrative expenses and increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of December 24, 2005, we had working capital of approximately $60.7 million which included cash and cash equivalents of $60.1 million.

Our net cash provided by operations was $35.4 million and $18.3 million for the three months ended December 24, 2005 and December 25, 2004, respectively. The increase was primarily due to higher net income, increased investment in working capital accounts and a higher non-cash adjustment for depreciation, amortization and stock option expense. Our net cash used in investing activities was $11.1 million and $7.2 million for the three months ended December 24, 2005 and December 25, 2004, respectively. The primary component of investing activities during both quarters was purchases of fixed assets, which consisted primarily of new store openings and other corporate expenditures.

In the three months ended December 24, 2005 and December 25, 2004, we opened 14 and 8 new stores, respectively. During fiscal 2006, we plan to open up to 35 new Charlotte Russe stores. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2006 are projected to range from approximately $38.0 to $42.0 million, of which $11.1 million was spent during the three months ended December 24, 2005.

Our net cash provided by financing activities was $2.0 and $0.1 million for the three months ended December 24, 2005 and December 25, 2004, respectively. Net cash from financing activities primarily consists of the net proceeds of stock option exercises.

We currently have a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At December 24, 2005, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of December 24, 2005, we currently have $23.1 million of borrowing availability under the Credit Facility.

We believe that our cash flows from operations, our current cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2006. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital to reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at December 24, 2005 totaled approximately $6.9 million, including $2.2 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of December 24, 2005:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$516,180	$73,972	$145,323	$135,657	$161,228
Other long-term obligations	5,250	750	1,500	1,500	1,500

	$521,430	$74,722	$146,823	$137,157	$162,728

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

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

As a retailer of women’s apparel and accessories, our financial statements are affected by several critical accounting policies, many of which affect management’s use of estimates and judgments, as described in the Notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We sell merchandise directly to retail customers and recognize revenue at the point of sale. Customers have the right to return merchandise to us, and we maintain a reserve for the financial impact of returns which occur subsequent to the current reporting period.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard (“FSP FAS”) 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our operating results or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows are exposed to changes in interest rates. As of December 24, 2005, we had no borrowings against our Credit Facility. However, we may borrow additional funds under our Credit Facility as needed.

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

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 24, 2005, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the fiscal quarter ended December 24, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

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

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2005, we opened 49 new stores and closed 1 Rampage store representing a 13% net increase from the number of stores open at the end of fiscal 2004. During the three months ended December 24, 2005, we opened 14 new stores and we plan to open up to 35 new Charlotte Russe stores during fiscal 2006, an increase of 9% from total stores opened as of September 24, 2005. We intend to continue to increase our number of stores for at least the next several years.

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

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 15.6% and as low as negative 9.9% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the Credit Facility, stock dividends and distributions are restricted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 20th day of January, 2006.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer