Form 10-Q
period 2005-03-25
CHARLOTTE RUSSE HOLDING INC
filed 2006-05-01
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD SAN DIEGO, CA	92117
(Address of Principal Executive Offices)	(Zip Code)

(858) 587-1500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of April 24, 2006 was approximately 22,477,666.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 25, 2006	September 24, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,648,096	$33,693,158
Inventories	56,536,523	58,087,482
Other current assets	6,172,862	11,090,971
Deferred tax assets	16,400,000	7,450,000

Total current assets	131,757,481	110,321,611

Fixed assets, net	162,889,868	188,629,728
Goodwill	28,790,000	28,790,000
Other assets	540,304	1,394,340

Total assets	$323,977,653	$329,135,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$30,870,909	$33,581,612
Accounts payable, other	5,101,972	6,776,763
Accrued payroll and related expense	4,850,935	3,554,097
Income and sales taxes payable	3,005,121	3,095,810
Other current liabilities	10,082,839	11,644,718

Total current liabilities	53,911,776	58,653,000

Deferred rent	101,136,825	101,888,551
Other liabilities	43,894	43,894
Deferred tax liabilities	1,790,000	1,440,000

Total liabilities	156,882,495	162,025,445

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 22,457,666 and 22,037,432 at March 25, 2006 and September 24, 2005, respectively.	224,577	220,375
Additional paid-in capital	55,227,202	50,724,713
Retained earnings	111,643,379	116,165,146

Total stockholders’ equity	167,095,158	167,110,234

Total liabilities and stockholders’ equity	$323,977,653	$329,135,679

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net sales	$171,068,723	$126,976,031	$372,522,918	$276,958,156
Cost of goods sold, including buying, distribution and occupancy costs	133,209,621	99,565,753	285,282,207	214,747,530

Gross profit	37,859,102	27,410,278	87,240,711	62,210,626
Selling, general and administrative expenses	35,091,730	28,824,186	73,057,101	60,139,644
Asset impairment	22,500,000	—	22,500,000	—

Operating income (loss)	(19,732,628)	(1,413,908)	(8,316,390)	2,070,982
Other income (expense):
Interest income, net	594,174	226,448	946,791	349,110
Other charges, net	(66,679)	(62,500)	(129,185)	(125,699)

Total other income	527,495	163,948	817,606	223,411

Income (loss) before income taxes	(19,205,133)	(1,249,960)	(7,498,784)	2,294,393
Income taxes (benefit)	(7,624,437)	(487,484)	(2,977,017)	894,813

Net income (loss)	$(11,580,696)	$(762,476)	$(4,521,767)	$1,399,580

Earnings (loss) per share:
Basic	$(0.52)	$(0.03)	$(0.20)	$0.06

Diluted	$(0.52)	$(0.03)	$(0.20)	$0.06

Weighted average shares outstanding:
Basic	22,444,145	21,985,105	22,328,173	21,970,849

Diluted	22,444,145	21,985,105	22,328,173	23,999,733

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Operating Activities
Net income (loss)	$(11,580,696)	$(762,476)	$(4,521,767)	$1,399,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,081,570	8,141,945	18,135,000	15,925,378
Asset impairment	22,500,000	—	22,500,000	—
Amortization of construction allowances	(3,012,410)	(2,577,724)	(6,066,322)	(4,829,195)
Landlord construction allowances	708,936	3,585,453	4,924,013	4,985,051
Stock based compensation	316,000	—	936,000	—
Deferred rent	182,454	412,833	390,583	733,398
Loss (gain) on disposal of assets	100,735	(1,585)	260,793	43,635
Deferred income taxes	(8,110,000)	(200,000)	(8,600,000)	100,000
Changes in operating assets and liabilities:
Inventories	(4,790,340)	(6,131,318)	1,550,959	4,526,011
Other current assets	1,864,672	582,428	4,918,109	486,148
Accounts payable, trade	4,455,762	11,056,338	(2,710,703)	5,316,529
Accounts payable, other	(3,210,102)	(1,862,142)	(1,674,791)	(5,489,776)
Accrued payroll and related expense	(2,400,363)	(2,252,148)	1,296,838	(761,820)
Income and sales taxes payable	(4,172,463)	(1,167,974)	(90,689)	496,749
Other current liabilities	(7,694,099)	(3,926,609)	(1,561,879)	225,040

Net cash provided by (used in) operating activities	(5,760,344)	4,897,021	29,686,144	23,156,728

Investing Activities
Purchases of fixed assets	(3,210,932)	(7,035,742)	(14,322,275)	(14,232,121)
Other assets	(30,616)	(3,059)	20,378	(15,486)

Net cash used in investing activities	(3,241,548)	(7,038,801)	(14,301,897)	(14,247,607)

Financing Activities
Proceeds from issuance of common stock	370,391	196,186	1,980,244	249,585
Excess tax benefits from option exercises	1,200,447	—	1,590,447	—

Net cash provided by financing activities	1,570,838	196,186	3,570,691	249,585

Net increase (decrease) in cash and cash equivalents	(7,431,054)	(1,945,594)	18,954,938	9,158,706
Cash and cash equivalents at beginning of the period	60,079,150	41,817,643	33,693,158	30,713,343

Cash and cash equivalents at end of the period	$52,648,096	$39,872,049	$52,648,096	$39,872,049

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended March 25, 2006 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 24, 2005 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

2. Stock Based Compensation

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Although the Plan allows for issuance of incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards and performance awards, no such awards have been granted to date. Stock options generally vest ratably over five years and expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity through the first six months of fiscal 2006 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 24, 2005	1,961,970	$11.00	6.4	$7,241,924

Granted	249,500	15.28		—
Cancelled	(33,400)	12.13		—
Exercised	(384,220)	4.19		$5,039,000

Outstanding at December 24, 2005	1,793,850	13.03	7.5	$12,474,197

Granted	29,500	17.95		—
Cancelled	(86,100)	12.84		—
Exercised	(25,500)	10.10		$175,815

Outstanding at March 25, 2006	1,711,750	$13.17	7.3	$10,153,045

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during the six months ended March 25, 2006 was $1.9 million and the actual tax benefit realized from these exercises was $1.9 million.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

Options outstanding and exercisable at March 25, 2006 were as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$ 1.00—$10.00	79,050	2.9	$4.62	$1,128,834	73,050	$4.22	$1,072,374
$10.01—$15.00	1,328,200	7.6	12.20	8,898,940	509,900	11.63	3,706,973
$15.01—$20.00	95,000	9.5	17.67	125,271	7,500	17.81	5,888
$20.01—$27.00	209,500	5.6	20.50	—	164,100	20.55	—

	1,711,750	7.3	$13.17	$10,153,045	754,550	$12.92	$4,785,235

Subject to adjustments for stock splits and similar events, there were a total of 2,250,000 shares authorized under the Plan at September 24, 2005. On February 7, 2006, an additional 1,000,000 shares was authorized by the Company’s stockholders. Of the 3,250,000 shares authorized 1,256,000 were available for future issuance at March 25, 2006. There were 202,164 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at March 25, 2006.

Accounting for Stock Based Compensation Expense

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, except for options granted just prior to the initial public offering for 120,000 shares, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

Effective the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for (1) share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; (2) share-based payments granted after September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and (3) shares sold under the ESPP after September 24, 2005, based on calculations of fair value which are similar to how stock option valuations are made. Because this transition method was selected, results of prior periods have not been restated.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The Company recognized the following stock based compensation expense for its stock option and employee stock purchase plans during fiscal 2006:

	Three Months Ended March 25, 2006	Six Months Ended March 25, 2006
Cost of goods sold	$57,600	$257,600
Selling, general and administrative expenses	258,400	678,400

Compensation expense	316,000	936,000
Income tax benefit	125,452	371,592

Reduction of net income	$190,548	$564,408

Reduction of earnings per share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

As of March 25, 2006, there was $4.3 million (before any related tax benefit) of total unrecognized compensation expense related to nonvested share based compensation that is expected to be recognized over a weighted average period of 2.0 years. The fair value of shares vested during the three months and six months ended March 25, 2006, was $0.7 million and $1.3 million, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share based compensation using the Black-Scholes-Merton (“BSM”) valuation model with straight-line amortization of the expense over the respective vesting periods of the awards:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income (loss), as reported		$(762,476)		$1,399,580
Less: Share based compensation expense determined under fair value method, net of income taxes		(176,066)		(298,953)

Net income (loss), including share based compensation expense	$(11,580,696)	$(938,542)	$(4,521,767)	$1,100,627

Earnings (loss) per share:
Basic—as reported	$(0.52)	$(0.03)	$(0.20)	$0.06

Basic—pro forma	$(0.52)	$(0.04)	$(0.20)	$0.05

Diluted—as reported	$(0.52)	$(0.03)	$(0.20)	$0.06

Diluted—pro forma	$(0.52)	$(0.04)	$(0.20)	$0.05

Prior to the beginning of fiscal 2006, the Company presented the benefit of all tax deductions resulting from stock based compensation plans as operating cash flows in the Statements of Cash Flows. With the adoption of SFAS 123(R) the Company is required to reflect the benefit of tax deductions in excess of the compensation expense recognized in its financial statements for those options (“excess tax credits”) to be classified as a financing cash flow.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

Calculation of Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option valuation model and a multiple option award approach. The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

	Three Months Ended		Six Months Ended
Stock Options:	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Expected life (years)	3.8	4.0	4.0	4.0
Expected volatility	48%	55%	48%	55%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.5%	4.1%	4.4%	4.1%
Fair value per option granted	$7.27	$5.32	$6.50	$5.32

3. Net Income Per Common Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants. In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share.

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income (loss)	$(11,580,696)	$(762,476)	$(4,521,767)	$1,399,580

Earnings (loss) per share:
Basic	$(0.52)	$(0.03)	$(0.20)	$0.06
Effect of dilutive warrants	—	—	—	0.00
Effect of dilutive stock options	—	—	—	0.00

Diluted	$(0.52)	$(0.03)	$(0.20)	$0.06

Weighted average number of shares:
Basic	22,444,145	21,985,105	22,328,173	21,970,849
Effect of dilutive warrants	—	—	—	1,795,192
Effect of dilutive stock options	—	—	—	233,692

Diluted	22,444,145	21,985,105	22,328,173	23,999,733

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Anti-dilutive options and warrants	2,643,555	2,759,630	2,629,218	538,495

4. Rampage Asset Impairment

The Company’s continued efforts to reposition the Rampage brand of stores proved unsuccessful during the first half of fiscal 2006 as modest store-level operating profits turned into significant losses. Based on historical results and projections for losses in upcoming periods, along with other factors, management determined that sufficient indicators of impairment of the Rampage long-lived assets existed as of March 25, 2006. These assets, primarily store leasehold improvements and fixtures, were evaluated, and it was determined that the estimated future cash flows for these stores, on an undiscounted and discounted basis, would not provide for recovery of the asset carrying values. A $22.5 million non-cash impairment charge was recorded to write down substantially all of the carrying value of Rampage long-lived assets as of March 25, 2006. This charge was recorded as a reduction of $21.7 million to fixed assets and a $0.8 million reduction to other assets in the Consolidated Balance Sheets and reflected as an operating expense in the Consolidated Statements of Operations.

5. Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability included within accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the gift cards are redeemed for merchandise, we record revenue. Over time, some portion of the gift cards issued is not redeemed. Beginning with the second quarter of fiscal 2006, the liability balance is adjusted to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Our net sales for the second quarter of fiscal 2006 included an adjustment of $2.0 million to gift card liabilities for estimated unredeemed amounts as of the beginning of the second quarter and an additional $0.4 million for unredeemed gift card liability which represented activity during the quarter. There were no comparable amounts included in the same quarter of the prior year.

6. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard (“FSP FAS”) 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s operating results or financial condition.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7. Commitments and Contingencies

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against the Company and two of the Company’s officers, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, the Company reached an agreement in principle (subject to final court approval) to settle the securities litigation pending against the Company and certain of the Company’s officers and directors for the sum of $3.9 million, paid mostly by the Company’s insurance carrier. In the fourth quarter of fiscal 2005, the Company incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs. On March 14, 2006, the court entered an order granting preliminary approval of the settlement. A final settlement hearing is currently scheduled for June 8, 2006.

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

There may be events in the future that we are not able to accurately predict or which we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including the results of the repositioning of our Rampage brand which has not been successful to date, our ability to identify acceptable strategic alternatives for the Rampage stores if appropriate, shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, weather, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing, and other factors discussed in “Risk Factors” below and in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

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

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.9	78.4	76.6	77.5

Gross profit	22.1	21.6	23.4	22.5
Selling, general and administrative expenses	20.5	22.7	19.6	21.8
Asset impairment	13.1	0.0	6.0	0.0

Operating income (loss)	(11.5)	(1.1)	(2.2)	0.7
Interest income, net	0.3	0.2	0.2	0.1
Other charges, net	—	(0.1)	0.0	0.0

Income (loss) before income taxes	(11.2)	(1.0)	(2.0)	0.8
Income taxes (benefit)	(4.4)	(0.4)	(0.8)	0.3

Net income (loss)	(6.8)%	(0.6)%	(1.2)%	0.5%

Number of stores open at end of period	420	372	420	372

Three Months Ended March 25, 2006 Compared to the Three Months Ended March 26, 2005

Net Sales. Our net sales increased to $171.1 million from $127.0 million, an increase of $44.1 million, or 34.7%, over the same quarter last year. This increase primarily reflects $23.8 million of additional net sales from the stores opened in prior fiscal periods that did not qualify as comparable stores, and a 16.6% increase in comparable store sales, which resulted in increased sales of $20.3 million compared to the same quarter in the prior fiscal year. Our net sales included an adjustment of $2.0 million to gift card liabilities for estimated unredeemed amounts as of the beginning of the second quarter of fiscal 2006 for which no comparable amount was included in the same quarter of the prior year. During the second quarter, we recorded an additional $0.4 million for unredeemed gift card liability which represented activity during the quarter.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $37.9 million from $27.4 million, an increase of $10.5 million, or 38.1%, from the same quarter last year. This increase was primarily the result of increased sales and higher gross profit margins. As a percentage of net sales, gross profit increased to 22.1% from 21.6%. The increase in gross profit as a percentage of net sales was principally due to a decrease in store occupancy costs, partially offset by an increase in markdowns.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $35.1 million from $28.8 million, an increase of $6.3 million, or 21.7%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically stock option and bonus expenses, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% from 22.7%, primarily due to the leveraging of store operating expenses and corporate expenses.

Asset Impairment. The second quarter of fiscal 2006 includes a $22.5 million pre-tax charge associated with the write-down of long-lived assets of the Rampage stores to their estimated fair values. No such charges were incurred in the prior fiscal year.

Income Taxes. Our effective tax rate of 39.7% approximates our statutory income tax rate and is similar to the 39.0% tax rate utilized during the same quarter last year.

Net Loss. Our net loss of $11.6 million compared to a net loss of $0.8 million for the same quarter last year. This deterioration was due to the non-cash impairment charge associated with the Rampage long-lived assets. From an operating perspective, operating income benefited from an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses.

Six Months Ended March 25, 2006 Compared to the Six Months Ended March 26, 2005

Net Sales. Our net sales increased to $372.5 million from $277.0 million, an increase of $95.5 million, or 34.5%, over the same period last year. This increase primarily reflects $53.3 million of additional net sales from the 14 new stores opened during the six months ended March 25, 2006 as well as other stores opened in prior fiscal periods that did not qualify as comparable stores, and a 16.1% increase in comparable store sales, which resulted in increased sales of $42.2 million compared to the same period in the prior fiscal year. Our net sales included an adjustment of $2.4 million to gift card liabilities for estimated unredeemed amounts for which no comparable amount was included in the same period of the prior year.

Gross Profit. Our gross profit increased to $87.2 million from $62.2 million, an increase of $25.0 million, or 40.2%, from the same period last year. This increase was primarily the result of increased sales and higher gross profit margins. As a percentage of net sales, gross profit increased to 23.4% from 22.5%. The increase in gross profit as a percentage of net sales was principally due to a decrease in store occupancy costs, partially offset by an increase in markdowns.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $73.1 million from $60.1 million, an increase of $13.0 million, or 21.5%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses, specifically stock option and bonus expenses, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.6% from 21.8%, primarily due to the leveraging of store operating expenses, partially offset by increased corporate expense primarily consisting of stock-based compensation expense.

Asset Impairment. The first six months of fiscal 2006 includes a $22.5 million pre-tax charge associated with the write-down of long-lived assets of the Rampage stores to their estimated fair values. No such charges were incurred in the prior fiscal year.

Income Taxes. Our effective tax rate of 39.7% approximates our statutory income tax rate and is similar to the 39.0% tax rate utilized during the same period last year.

Net Loss. Our net loss of $4.5 million compared to net income of $1.4 million for the same period last year. This deterioration was due to the non-cash impairment charge associated with the Rampage long-lived assets. From an operating perspective, operating income benefited from an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of March 25, 2006, we had working capital of approximately $77.8 million which included cash and cash equivalents of $52.6 million.

Our net cash provided by operations was $29.7 million and $23.2 million for the six months ended March 25, 2006 and March 26, 2005, respectively, after taking into account the $22.5 million non-cash impairment charge and associated $8.9 million deferred tax benefit. This increase of $6.5 million was due to higher operating income from our store operations partially offset by an increased investment in our working capital accounts. Our net cash used in investing activities was $14.3 million and $14.2 million for the six months ended March 25, 2006 and March 26, 2005, respectively. The primary component of investing activities during both quarters was purchases of fixed assets, which consisted primarily of new store openings and other corporate expenditures.

In the six months ended March 25, 2006 and March 26, 2005, we opened 14 and 12 new stores, respectively. During fiscal 2006, we plan to open up to 40 new Charlotte Russe stores. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2006 are projected to range from approximately $40.0 to $44.0 million, of which $14.3 million was spent during the six months ended March 25, 2006.

Our net cash provided by financing activities was $3.6 million and $0.2 million for the six months ended March 25, 2006 and March 26, 2005, respectively. Net cash from financing activities primarily consists of the net proceeds of stock option exercises and related excess tax benefits.

We currently have a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At March 25, 2006, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of March 25, 2006, we currently have $24.6 million of borrowing availability under the Credit Facility.

We believe that our cash flows from operations, our current cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2006. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at March 25, 2006 totaled approximately $5.4 million, including $2.2 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of March 25, 2006:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations:
Operating leases	$504,450	$74,427	$146,524	$133,864	$149,635
Other long-term obligations	5,063	750	1,500	1,500	1,313

	$509,513	$75,177	$148,024	$135,364	$150,948

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

We estimate the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability, included within accrued expenses and other current liabilities. Beginning with the second quarter of fiscal 2006, we adjust the gift card liability balances on a quarterly basis to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Such adjustments are included in net sales and operating income.

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

We have recorded a goodwill asset that arose from the acquisition of our business in September 1996. This asset is tested for possible impairment on at least an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangibles.” In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future cash flows expected to result from the use of the assets. Based upon a review of the carrying value of the long-lived assets of the Rampage stores compared with the estimated future discounted and non-discounted cash flows from the operations of the Rampage stores, we recorded a non-cash impairment charge of $22.5 million as of the end of the second quarter of fiscal 2006. This resulted from a failure to date to successfully reposition the Rampage stores and significant deterioration in results during the second quarter of fiscal 2006. This charge represents a write down of substantially all of the carrying value of Rampage long-lived assets at the end of the second quarter. We are currently evaluating strategic alternatives for the Rampage stores and this process may result in further gains or losses.

We record rent expense on noncancellable leases containing known future scheduled rent increases on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard (“FSP FAS”) 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on our operating results or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows are exposed to changes in interest rates. As of March 25, 2006, we had no borrowings against our Credit Facility. However, we may borrow funds under our Credit Facility as needed.

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

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended March 25, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the fiscal quarter ended March 25, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, we reached an agreement in principle (subject to final court approval) to settle the securities litigation pending against us and certain of our officers and directors for the sum of $3.9 million, paid mostly by our insurance carrier. In the fourth quarter of fiscal 2005, we incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs. On March 14, 2006, the court entered an order granting preliminary approval of the settlement. A final settlement hearing is currently scheduled for June 8, 2006.

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

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2005, we opened 49 new stores and closed 1 Rampage store representing a 13% net increase from the number of stores open at the end of fiscal 2004. During the six months ended March 25, 2006, we opened 14 new stores, closed two stores, and we plan to open up to 40 new Charlotte Russe stores during fiscal 2006, an increase of 12% from total stores opened as of September 24, 2005. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years.

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

Our Rampage store repositioning efforts have been unsuccessful to date and we may be unable to identify an acceptable strategic alternative for the Rampage chain.

In response to declining business performance at the Rampage stores, we initiated a brand repositioning program in fiscal 2004 to improve this chain’s competitiveness with aspirationally-branded retailers, such as the bebe and Arden B. stores. After encountering a significant downturn in sales through the first half of fiscal 2005, the Rampage stores achieved significantly improved sales through the first quarter of fiscal 2006. We relied upon promotional activities, with the resulting markdown expense, to achieve those sales results as we were unable to achieve sufficient sales of merchandise at initially-offered retail price points. In addition, during the holiday season for 2005 the product offering lost some customer appeal, and the carryover of merchandise impeded performance in the subsequent second quarter of fiscal 2006. As a result, the Rampage store-level operating income has shifted from profits to losses during the past two quarters. Following these events we determined that sufficient indicators of impairment existed with the Rampage assets such that substantially all of the carrying value of Rampage’s long-lived assets was reduced to zero at the end of the second quarter. We are currently evaluating strategic alternatives for the Rampage chain while we continue our efforts to successfully reposition the brand. We may be unable to successfully reposition the Rampage brand or identify an acceptable strategic alternative for the Rampage stores if appropriate. Continuing operating losses and any potential disposition costs related to the Rampage stores could adversely impact our future results.

A decline in general economic conditions may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence, consumer perception of economic conditions and potential impact of higher gasoline prices on consumer spending. A general slowdown in the United States economy and an uncertain economic outlook could adversely affect consumer spending habits and mall traffic, which could result in lower net sales than expected and could cause us to slow our expansion plans.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our merchandise strategy also relies in large part on our ability to obtain much of our merchandise from our vendors within three to six weeks from the date of order. Our failure to maintain good relations with our vendors could increase our exposure to changing fashion cycles, which may in turn lead to increased inventory markdown rates.

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

During the past year, we hired a Senior Vice President for Charlotte Russe Apparel, a Vice President of Stores, and a Senior Vice President for Real Estate and Construction. Each of these individuals has significant experience in these and similar roles with other apparel retailers, although they have limited tenure with our company.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 16.6% and as low as negative 9.9% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	efforts to reposition the targeted customer for our Rampage stores;

•	any strategic alternatives we may pursue for the Rampage chain;

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our test-and-reorder strategy in maintaining appropriate inventory levels;

•	changes in our merchandise mix;

•	timing of promotional events;

•	general economic conditions and, in particular, the retail sales environment;

•	actions by competitors or mall anchor tenants;

•	weather conditions; and

•	the level of pre-opening expenses associated with new stores.

The Rampage stores may be adversely affected if they are associated with negative publicity related to the use of the Rampage trademark by other parties.

In connection with the acquisition of our Rampage stores, we acquired the exclusive right within the United States to use the Rampage trademark on exterior and interior signage identifying our Rampage stores, as well as the non-exclusive right within the United States to use the Rampage trademark for promotional and advertising materials. We do not, however, have the right to use the Rampage trademark on our merchandise. The right to market merchandise under the Rampage trademark was retained by Rampage Clothing Company. Further, nothing in our license agreement with Rampage Clothing Company prohibits the sale of merchandise bearing the Rampage trademark by other parties or the licensing of the Rampage trademark to other parties. In fact, Rampage Clothing Company has licensed the trademark to other parties. We believe a positive Rampage brand image is important to the Rampage stores. Accordingly, if the merchandise sold by the Rampage Clothing Company or other parties under the Rampage trademark is of low quality or if the Rampage Clothing Company or these parties otherwise engage in activities that negatively affect the Rampage trademark or are otherwise inconsistent with our Rampage store concept, consumers could lose confidence in the merchandise sold in Rampage stores and the Rampage stores could be materially adversely affected.

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

We held our Annual Meeting of Stockholders on February 7, 2006. At the Annual Meeting, six directors were elected to our Board of Directors with 21,614,863 votes tendered or 94.5% of shares outstanding. There were 1,210,545 shares not voted with no abstentions or broker non-votes.

Name of Director	Votes For	Votes Withheld
Bernard Zeichner	14,685,489	6,929,374
Mark A. Hoffman	15,325,020	6,289,843
Paul R. Del Rossi	19,855,735	1,759,128
Allan W. Karp	19,394,496	2,220,367
Leonard H. Mogil	19,898,724	1,716,139
Mark J. Rivers	19,780,697	1,834,166

Also at the Annual Meeting, a proposal to increase by 1,000,000 shares the aggregate number of shares available for issuance under our 1999 Equity Incentive Plan was approved, receiving 9,967,881 votes in favor, or 56.6% of the votes cast.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.35	*	Charlotte Russe Holding, Inc. Non-Employee Director Compensation Policy.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 1st day of May, 2006.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer