Form 10-Q
period 2006-06-24
CHARLOTTE RUSSE HOLDING INC
filed 2006-07-28
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2006

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

The number of shares of common stock outstanding as of July 20, 2006 was 22,587,114.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 24, 2006	September 24, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,537,057	$33,635,738
Inventories	52,692,656	46,123,493
Other current assets	6,418,746	11,090,971
Deferred tax assets	15,700,000	7,450,000
Current assets of discontinued operations	2,852,433	12,021,409

Total current assets	143,200,892	110,321,611

Fixed assets, net	163,454,046	166,849,301
Goodwill	28,790,000	28,790,000
Other assets	529,187	590,682
Non-current assets of discontinued operations	—	22,584,085

Total assets	$335,974,125	$329,135,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$27,002,690	$28,077,402
Accounts payable, other	6,019,287	6,776,763
Accrued payroll and related expense	6,474,829	3,219,924
Income and sales taxes payable	4,307,367	3,095,810
Other current liabilities	8,146,137	10,025,645
Current liabilities of discontinued operations	15,325,738	7,457,456

Total current liabilities	67,276,048	58,653,000

Deferred rent	92,514,423	91,852,936
Other liabilities	43,705	43,894
Deferred tax liabilities	1,060,000	1,440,000
Non-current liabilities of discontinued operations	—	10,035,615

Total liabilities	160,894,176	162,025,445

Commitments and contingencies

Stockholders’ equity:
Preferred Stock $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common Stock $0.01 par value, 100,000,000 shares authorized, issued and outstanding shares – 22,587,114 and 22,037,432 at June 24, 2006 and September 24, 2005, respectively.	225,871	220,375
Additional paid-in capital	57,332,588	50,724,713
Retained earnings	117,521,490	116,165,146

Total stockholders’ equity	175,079,949	167,110,234

Total liabilities and stockholders’ equity	$335,974,125	$329,135,679

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net sales	$162,617,516	$123,267,397	$498,310,599	$362,232,660
Cost of goods sold, including buying, distribution and occupancy costs	117,304,051	91,813,683	365,120,079	271,149,460

Gross profit	45,313,465	31,453,714	133,190,520	91,083,200
Selling, general and administrative expenses	31,278,099	26,191,977	96,660,460	78,164,371

Operating income	14,035,366	5,261,737	36,530,060	12,918,829
Other income (expense):
Interest income, net	699,038	217,480	1,645,829	566,590
Other charges, net	(62,499)	(72,877)	(191,684)	(198,576)

Total other income	636,539	144,603	1,454,145	368,014

Income from continuing operations before income taxes	14,671,905	5,406,340	37,984,205	13,286,843
Income taxes	5,824,740	1,909,172	15,079,722	4,982,567

Income from continuing operations	8,847,165	3,497,168	22,904,483	8,304,276

Loss on discontinued operations, net of tax (which includes an impairment charge of $13.6 million in the nine months ended June 24, 2006)	(2,969,054)	(182,302)	(21,548,139)	(3,589,830)

Net income	$5,878,111	$3,314,866	$1,356,344	$4,714,446

Earnings (loss) per share—basic:
Continuing operations	$0.39	$0.16	$1.02	$0.38
Discontinued operations	(0.13)	(0.01)	(0.96)	(0.17)

Earnings per basic share	$0.26	$0.15	$0.06	$0.21

Earnings (loss) per share—diluted:
Continuing operations	$0.36	$0.15	$0.93	$0.35
Discontinued operations	(0.12)	(0.01)	(0.87)	(0.15)

Earnings per diluted share	$0.24	$0.14	$0.06	$0.20

Weighted average shares outstanding:
Basic	22,542,342	22,006,815	22,399,037	21,982,838

Diluted	24,787,745	24,052,762	24,639,658	24,016,939

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Operating Activities
Net income	$5,878,111	$3,314,866	$1,356,344	$4,714,446
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net loss from discontinued operations	2,969,054	182,302	21,548,139	3,589,830
Depreciation and amortization	8,942,973	7,157,025	24,802,295	20,717,517
Amortization of construction allowances	(2,859,148)	(2,482,337)	(8,452,743)	(6,842,054)
Landlord construction allowances	3,262,205	5,189,317	8,111,218	10,099,368
Stock based compensation	492,000	—	1,428,000	—
Deferred rent	460,354	711,778	1,003,012	1,387,073
Loss on disposal of assets	101,857	401,268	349,795	278,285
Deferred income taxes	(30,000)	(2,300,000)	302,500	(2,200,000)
Changes in operating assets and liabilities
Inventories	(3,128,644)	(7,403,800)	(6,569,163)	(3,856,104)
Other current assets	(245,884)	1,537,953	4,672,225	1,622,580
Accounts payable, trade	(1,222,665)	(1,082,456)	(1,074,712)	2,978,553
Accounts payable, other	917,315	3,278,951	(757,476)	(2,210,825)
Accrued payroll and related expense	1,963,080	1,583,297	3,254,905	827,701
Income and sales taxes payable	1,302,246	46,892	1,211,557	505,974
Other current liabilities	(344,519)	45,122	(1,879,697)	44,346

Net cash provided by operating activities of continuing operations	18,458,335	10,180,178	49,306,199	31,656,690
Net cash provided by (used in) operating activities of discontinued operations	2,494,363	(472,800)	559,719	1,167,608

Net cash provided by operating activities	20,952,698	9,707,378	49,865,918	32,824,298

Investing Activities
Purchases of fixed assets	(8,683,560)	(15,901,697)	(22,047,104)	(29,151,383)
Other assets	(3,883)	(13,805)	16,495	(29,291)

Net cash used in investing activities of continuing operations	(8,687,443)	(15,915,502)	(22,030,609)	(29,180,674)
Net cash used in investing activities of discontinued operations	(930,796)	(48,831)	(1,119,361)	(1,031,266)

Net cash used in investing activities	(9,618,239)	(15,964,333)	(23,149,970)	(30,211,940)

Financing Activities
Proceeds from issuance of common stock	1,353,800	109,320	3,334,044	358,905
Excess tax benefits from option exercises	260,880	44,481	1,851,327	82,148

Net cash provided by financing activities	1,614,680	153,801	5,185,371	441,053

Net increase (decrease) in cash and cash equivalents	12,949,139	(6,103,154)	31,901,319	3,053,411
Cash and cash equivalents at beginning of the period	52,587,918	39,814,458	33,635,738	30,657,893

Cash and cash equivalents at end of the period	$65,537,057	$33,711,304	$65,537,057	$33,711,304

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 24, 2005.

Certain amounts in the prior periods’ financial statements have been reclassified to conform with the third quarter of fiscal 2006 presentation. As discussed in Note 2 below, management’s decision to sell certain assets of its Rampage stores resulted in a financial statement reclassification of all but seven of the 64 stores as being held for sale at June 24, 2006. This group of assets was deemed to represent a component of the Company, and the financial statements have been reclassified to reflect them as discontinued operations. The Company expects to classify the operations of the remaining seven stores when such locations are converted or abandoned in the fourth quarter of fiscal 2006.

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine month periods ended June 24, 2006 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 24, 2005 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

2. Discontinued Operations and Impairment

The Company’s efforts to reposition the Rampage stores proved unsuccessful and management determined that sufficient indicators of impairment of the Rampage long-lived assets existed as of March 25, 2006. These assets principally consisted of the store leasehold improvements, store fixtures and store equipment. As a result, a $22.5 million non-cash impairment charge was recorded in the second quarter of fiscal 2006 to write down substantially all of the carrying value of the Rampage long-lived assets as of March 25, 2006.

During the third quarter of fiscal 2006 management completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets of a majority of the 64 Rampage stores could be sold, based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format.

On June 29, 2006 the Company announced that it had entered into an agreement to sell the leasehold interests, store fixtures and equipment for 44 Rampage store locations. The Company will receive approximately $14.0 million of sales proceeds from this all-cash transaction, subject to and contingent upon the satisfaction of certain conditions, including receipt of landlord consents with respect to each store. This sale transaction is expected to be reported in the fourth quarter of fiscal 2006 which began on June 25, 2006.

Of the 44 stores subject to the transaction, 24 stores ceased to operate as Rampage stores on July 5, 2006. The remaining 20 stores are expected to cease operations by approximately July 31, 2006. With respect to the 20 Rampage stores not included in this transaction, the Company intends to convert four stores into Charlotte Russe locations and to sell or abandon the remaining Rampage stores within the next 12 months.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Discontinued Operations and Impairment (continued)

Other than seven stores which are expected to be converted to Charlotte Russe locations or abandoned in the fourth quarter of fiscal 2006, the Rampage stores operating results have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Income. Details of those results were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net sales	$16,707	$23,618	$53,537	$61,611

Loss from operations	$4,924	$157	$13,235	$5,744
Impairment charges	—	—	22,500	—

	4,924	157	35,735	5,744
Income tax expense (benefit)	(1,955)	25	(14,187)	(2,154)

Net loss on discontinued operations	$2,969	$182	$21,548	$3,590

In addition, the Company has segregated the assets and liabilities related to the Rampage stores and shown them as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. As of June 24, 2006 the significant components include inventory, accounts payable, trade and deferred rent.

3. Stock Based Compensation

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Although the Plan allows for issuance of incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards and performance awards, no such awards have been granted to date. Stock options generally vest ratably over five years and expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity through the first nine months of fiscal 2006 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 24, 2005	1,961,970	$11.00	6.4	$7,241,924

Granted	249,500	15.28		—
Cancelled	(33,400)	12.13		—
Exercised	(384,220)	4.19		$5,039,000

Outstanding at December 24, 2005	1,793,850	13.03	7.5	$12,474,197

Granted	29,500	17.95		—
Cancelled	(86,100)	12.84		—
Exercised	(25,500)	10.10		$175,815

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Stock Based Compensation (continued)

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at March 25, 2006	1,711,750	13.17	7.3	$10,153,045

Granted	12,000	21.18
Cancelled	(94,500)	12.81
Exercised	(129,448)	10.46		$1,403,418

Outstanding at June 24, 2006	1,499,802	$13.49	7.1	$12,192,099

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during the nine months ended June 24, 2006 was $3.3 million and the actual tax benefit realized from these exercises was $2.4 million.

Options outstanding and exercisable at June 24, 2006 were as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$ 3.50—$10.00	48,600	2.0	$3.87	$860,706	48,600	$3.87	$860,609
$10.01—$15.00	1,142,802	7.4	12.21	10,762,857	410,702	11.66	4,126,658
$15.01—$20.00	88,500	9.4	17.74	339,840	5,000	17.27	21,575
$20.01—$27.00	219,900	5.6	20.54	228,696	169,100	20.57	170,622

	1,499,802	7.1	$13.49	$12,192,099	633,402	$13.49	$5,179,464

Subject to adjustments for stock splits and similar events, there were a total of 2,250,000 shares authorized under the Plan at September 24, 2005. On February 7, 2006, an additional 1,000,000 shares was authorized by the Company’s stockholders. Of the 3,250,000 shares authorized, 1,256,000 were available for future issuance at June 24, 2006. There were 202,164 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at June 24, 2006.

Accounting for Stock Based Compensation Expense

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, except for options granted just prior to the Company’s initial public offering for 120,000 shares, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

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

The Company recognized the following stock based compensation expense for its stock option and employee stock purchase plans during fiscal 2006:

	Three Months Ended June 24, 2006	Nine Months Ended June 24, 2006
Cost of goods sold	$115,522	$373,122
Selling, general and administrative expenses	376,478	1,054,878

Compensation expense	492,000	1,428,000
Income tax benefit	195,324	566,916

Reduction of net income	$296,676	$861,084

Reduction of earnings per share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.03

As of June 24, 2006, there was $3.7 million (before any related tax benefit) of total unrecognized compensation expense related to nonvested share based compensation that is expected to be recognized over a weighted average period of 2.0 years. The fair value of shares vested during the three months and nine months ended June 24, 2006, was $0.7 million and $2.0 million, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share based compensation using the Black-Scholes valuation model with straight-line amortization of the expense over the respective vesting periods of the awards:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net income, as reported		$3,314,866		$4,714,446
Less: Share based compensation expense determined under fair value method, net of income taxes		(273,990)		(586,583)

Net income, including share based compensation expense	$5,878,111	$3,040,876	$1,356,344	$4,127,863

Earnings per share:
Basic—as reported	$0.26	$0.15	$0.06	$0.21

Basic—pro forma	$0.26	$0.14	$0.06	$0.19

Diluted—as reported	$0.24	$0.14	$0.06	$0.20

Diluted—pro forma	$0.24	$0.13	$0.06	$0.17

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

Calculation of Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a multiple option award approach. The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

	Three Months Ended		Nine Months Ended
Stock Options:	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Expected life (years)	3.6	4.0	4.0	4.0
Expected volatility	48%	55%	48%	55%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.9%	3.9%	4.4%	3.9%
Fair value per option granted	$8.40	$6.06	$6.57	$5.36

4. Net Income Per Common Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants. In accordance with SFAS No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net income from continuing operations	$8,847,165	$3,497,168	$22,904,483	$8,304,276
Loss on discontinued operations	(2,969,054)	(182,302)	(21,548,139)	(3,589,830)

Net income	$5,878,111	$3,314,866	$1,356,344	$4,714,446

Weighted average number of shares:
Basic	22,542,342	22,006,815	22,399,037	21,982,838
Effect of dilutive warrants	1,871,932	1,798,739	1,861,679	1,796,284
Effect of dilutive stock options	373,471	247,208	378,942	237,817

Diluted	24,787,745	24,052,762	24,639,658	24,016,939

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share (continued)

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net income from continuing operations per share:
Basic	$0.39	$0.16	$1.02	$0.38
Effect of dilutive warrants	(0.03)	(0.01)	(0.08)	(0.03)

Effect of dilutive stock options	—	—	(0.01)	—

Diluted	$0.36	$0.15	$0.93	$0.35

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Anti-dilutive options and warrants	32,209	507,692	222,864	528,559

5. Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability included within accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the gift cards are redeemed for merchandise, the Company records revenue. Over time, some portion of the gift cards issued is not redeemed. Beginning with the second quarter of fiscal 2006, the liability balance is adjusted to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. The Company’s net sales for the second quarter of fiscal 2006 included an adjustment of $2.0 million to reduce gift card liabilities for estimated unredeemed amounts as of the beginning of the second quarter and an additional reduction of $0.4 million for unredeemed gift card liability which represented activity during the quarter. The Company’s net sales for the third quarter of fiscal 2006 included a reduction of $0.1 million to reduce gift card liabilities and record revenue for estimated unredeemed amounts which represented activity during the quarter.

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

7. Commitments and Contingencies

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against the Company and two of the Company’s officers, alleging violations of federal

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7. Commitments and Contingencies (continued)

securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, the Company reached an agreement in principle (subject to final court approval) to settle the securities litigation pending against the Company and certain of the Company’s officers and directors for the sum of $3.9 million, paid mostly by the Company’s insurance carrier. In the fourth quarter of fiscal 2005, the Company incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs. On March 14, 2006, the court entered an order granting preliminary approval of the settlement. A final settlement hearing was held on June 8, 2006. The court took the matter under submission and stated that it would rule after the filing of an additional document by plaintiffs.

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

There may be events in the future that we are not able to accurately predict or which we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk that the conditions to the receipt of the sales proceeds from the Rampage transaction will not be satisfied and that we will not receive such sales proceeds, general and regional economic conditions, industry trends, consumer demands and preferences, competition from other retailers and uncertainties generally associated with women’s apparel and accessory retailing. A more detailed description of these factors, as well as others that could affect our business, is set forth in “Risk Factors” below and in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2005.

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

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.1	74.5	73.3	74.8

Gross profit	27.9	25.5	26.7	25.2
Selling, general and administrative expenses	19.3	21.2	19.4	21.6

Operating income	8.6	4.3	7.3	3.6
Interest income, net	0.4	0.2	0.3	0.2
Other charges, net	0.0	(0.1)	0.0	(0.1)

Income from continuing operations before income taxes	9.0	4.4	7.6	3.7
Income taxes	3.6	1.6	3.0	1.4

Income from continuing operations	5.4	2.8	4.6	2.3
Loss on discontinued operations	(1.8)	(0.1)	(4.3)	(1.0)

Net income	3.6%	2.7%	0.3%	1.3%

Charlotte Russe stores open at end of period	360	321	360	321
Rampage stores open at end of period	64	67	64	67

Three Months Ended June 24, 2006 Compared to the Three Months Ended June 25, 2005

Net Sales. Our net sales from continuing operations increased to $162.6 million from $123.3 million, an increase of $39.3 million, or 31.9%, over the same quarter last year. This increase reflects $18.7 million of additional net sales from the seven new stores opened during the quarter ended June 24, 2006 as well as other stores opened in prior fiscal periods that did not qualify as comparable stores, and an 18.2% increase in comparable store sales, which resulted in increased sales of $20.6 million compared to the same quarter in the prior fiscal year.

Gross Profit. Gross profit from continuing operations represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $45.3 million from $31.5 million, an increase of $13.8 million, or 44.1%, from the same quarter last year. This increase was primarily the result of increased sales and higher gross profit margins. As a percentage of net sales, gross profit increased to 27.9% from 25.5%. The increase in gross profit as a percentage of net sales was principally due to a decrease in store occupancy costs, partially offset by a decrease in the initial markup for product sold.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses from continuing operations increased to $31.3 million from $26.2 million, an increase of $5.1 million, or 19.4%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically stock option and bonus expenses, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.3% from 21.2%, primarily due to the leveraging of store operating expenses and corporate expenses, partially offset by an increase in certain corporate expenses such as stock-based compensation and management bonus program expenses.

Income Taxes. Our effective tax rate of 39.7% approximates our statutory income tax rate. It was higher than the 35.3% tax rate utilized during the same quarter last year as we adjusted our tax liabilities in fiscal 2005 to reflect the reassessment of tax contingency balances.

Income from Continuing Operations. Our income from continuing operations increased to $8.8 million from $3.5 million, an increase of $5.3 million, or 153.0%, from the same quarter last year. This increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses.

Loss on Discontinued Operations. For stores meeting the criteria to be classified as discontinued operations, the net loss on an after-tax basis increased to $3.0 million from $0.2 million, an increase of $2.8 million over the same quarter last year. The increase was principally due to higher store operating losses as our efforts to reposition the Rampage stores proved unsuccessful, and the accrual of a contract cancellation fee.

Nine Months Ended June 24, 2006 Compared to the Nine Months Ended June 25, 2005

Net Sales. Our net sales from continuing operations increased to $498.3 million from $362.2 million, an increase of $136.1 million, or 37.6%, over the same period last year. This increase reflects $73.9 million of additional net sales from the 21 new stores opened during the nine months ended June 24, 2006 as well as other stores opened in prior fiscal periods that did not qualify as comparable stores, and a 18.4% increase in comparable store sales, which resulted in increased sales of $62.2 million compared to the same period in the prior fiscal year. Our net sales included an increase resulting from an adjustment of $2.6 million to gift card liabilities for estimated unredeemed amounts for which no comparable amount was included in the same period of the prior year.

Gross Profit. Our gross profit from continuing operations increased to $133.2 million from $91.1 million, an increase of $42.1 million, or 46.2%, from the same period last year. This increase was primarily the result of increased sales and higher gross profit margins. As a percentage of net sales, gross profit increased to 26.7% from 25.2%. The increase in gross profit as a percentage of net sales was principally due to a decrease in store occupancy costs, partially offset by an increase in markdowns and a decrease in the initial markup for product sold.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses from continuing operations increased to $96.7 million from $78.2 million, an increase of $18.5 million, or 23.7%, over the same period last year. This increase was attributable to new store expansion and increased corporate expenses, specifically stock option and bonus expenses, professional fees and other operating expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.4% from 21.6%, primarily due to the leveraging of store operating expenses, partially offset by an increase in certain corporate expenses such as stock-based compensation expense and management bonus program expenses.

Income Taxes. Our effective tax rate of 39.7% approximates our statutory income tax rate. It was higher than the 37.5% tax rate utilized during the same period last year as we adjusted our tax liabilities in fiscal 2005 to reflect the reassessment of tax contingency balances.

Income from Continuing Operations. Our income from continuing operations increased to $22.9 million from $8.3 million, an increase of $14.6 million, or 175.8%, from the same period last year. This increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses.

Loss on Discontinued Operations. For stores meeting the criteria to be reclassified as discontinued operations, the net loss on an after-tax basis increased to $21.5 million from $3.6 million, an increase of $17.9 million over the same period last year. The increase was principally due to the $13.6 million after-tax impairment charge recorded in the second quarter, higher store operating losses as our efforts to reposition the Rampage stores proved unsuccessful, and the accrual of a contract cancellation fee.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations, although in some prior years we have also used borrowings under prior credit facilities for acquisitions, including our acquisition and the acquisition of the Rampage stores. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital. As of June 24, 2006, we had working capital of approximately $75.9 million which included cash and cash equivalents of $65.5 million and deferred tax assets of $15.7 million.

Our net cash provided by operating activities of continuing operations was $49.3 million and $31.7 million for the nine months ended June 24, 2006 and June 25, 2005, respectively. This increase of $17.6 million was due to higher operating income from our store operations partially offset by an increased investment in our working capital accounts. Our net cash used in investing activities of continuing operations was $22.0 million and $29.2 million for the nine months ended June 24, 2006 and June 25, 2005, respectively. The primary component of investing activities during both nine month periods was purchases of fixed assets, which consisted primarily of new store openings and other corporate expenditures.

In the nine months ended June 24, 2006 and June 25, 2005, we opened 21 and 28 new stores, respectively. During fiscal 2006, we plan to open 41 new Charlotte Russe stores compared to 49 new store openings in fiscal 2005. After taking into account new store construction, existing store remodeling, distribution center expenditures, and other corporate capital projects, total capital expenditures for fiscal year 2006 are projected to range from approximately $40.0 to $44.0 million, of which $22.0 million was spent during the nine months ended June 24, 2006.

Our net cash provided by financing activities was $5.2 million and $0.4 million for the nine months ended June 24, 2006 and June 25, 2005, respectively. Net cash from financing activities primarily consists of the net proceeds of stock option exercises and related excess tax benefits.

We currently have a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% (“Base Rate”), or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At June 24, 2006, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of June 24, 2006, we had $25.3 million of borrowing availability under the Credit Facility.

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

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at June 24, 2006 totaled approximately $4.7 million, including $2.2 million in standby letters of credit.

CONTRACTUAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations was as follows, as of June 24, 2006:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:	(in thousands)
Operating leases	$448,729	$66,564	$130,067	$116,299	$135,799
Other long-term obligations	1,875	1,875	—	—	—

	$450,604	$68,439	$130,067	$116,299	$135,799

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

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Based upon a review of the carrying value of the long-lived assets of the Rampage stores compared with the estimated future discounted and non-discounted cash flows from the operations of the Rampage stores, we recorded a non-cash impairment charge of $22.5 million as of the end of the second quarter of fiscal 2006. This resulted from our unsuccessful efforts to reposition the 64 Rampage stores and significant deterioration in results during the second quarter of fiscal 2006. This charge represented a write down of substantially all of the carrying value of Rampage long-lived assets at the end of the second quarter.

During the third quarter of fiscal 2006 management completed an evaluation of the strategic alternatives for the Rampage stores. That review culminated in an announcement on June 29, 2006 that we had entered into an agreement to sell the leasehold interests, store fixtures and equipment for 44 Rampage store locations. We will receive approximately $14 million of sales proceeds from this all-cash transaction, subject to and contingent upon the satisfaction of certain conditions including receipt of landlord consents with respect to each store. This sale transaction is expected to be reported in the fourth quarter of fiscal 2006 which began on June 25, 2006. Of the 20 Rampage stores not included in this transaction, we intend to convert approximately four stores into Charlotte Russe locations and to sell or abandon the remaining Rampage stores within the next 12 months.

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

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows are exposed to changes in interest rates. As of June 24, 2006, we had no borrowings against our Credit Facility. However, we may borrow funds under our Credit Facility as needed.

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

Based upon an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended June 24, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the fiscal quarter ended June 24, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 14, 2004, plaintiff David Phillips, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint seeking damages in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets. Two follow-on actions were filed in the same court alleging substantially similar claims, and on April 25, 2005, all these claims were consolidated into a single action. On October 31, 2005, we reached an agreement in principle (subject to final court approval) to settle the securities litigation pending against us and certain of our officers and directors for the sum of $3.9 million, paid mostly by our insurance carrier. In the fourth quarter of fiscal 2005, we incurred a pre-tax charge of approximately $600,000 associated with defense and settlement costs. On March 14, 2006, the court entered an order granting preliminary approval of the settlement. A final settlement hearing was held on June 8, 2006. The court took the matter under submission and stated that it would rule after the filing of an additional document by plaintiffs.

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

The fashion retail industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent both on the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends in a timely manner. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles and decreased emphasis has adversely affected our results. If we do not anticipate, identify or react appropriately and timely to changes in styles, trends, desired images or brand preferences, it may lead to, among other things, excess inventories and higher markdowns, as well as decreased appeal of our Charlotte Russe brand.

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2005, we opened 49 new stores and closed 1 Rampage store representing a 13% net increase from the number of stores open at the end of fiscal 2004. During the nine months ended June 24, 2006, we opened 21 new stores, closed 5 stores, and we plan to open 41 new Charlotte Russe stores during fiscal 2006, an increase of 12% from the number of Charlotte Russe stores open as of September 24, 2005. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years.

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

Our plans to dispose of the Rampage stores contains various risks.

We may not be able to satisfy the conditions which are required in order for us to receive all of the sales proceeds from our recent sale of the leasehold interests, store fixtures and equipment for 44 Rampage store locations that were sold. In addition, we may also incur continued operating losses with respect to those stores and possibly disposition costs, both of which could adversely impact our future results.

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

During the past year, we hired a Senior Vice President for Charlotte Russe Apparel, a Vice President of Stores, and a Senior Vice President for Real Estate and Construction. Although these individuals have significant experience in these and similar roles with other apparel retailers, they have limited tenure with our company.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 21.0% and as low as negative 6.6% over the past two years. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 28th day of July, 2006.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer