Form 10-K
period 2006-09-30
CHARLOTTE RUSSE HOLDING INC
filed 2006-12-13
CIK 1092006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27677

CHARLOTTE RUSSE HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0724325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4645 MORENA BOULEVARD SAN DIEGO, CA	92117
(Address of Principal Executive Offices)	(Zip Code)

(858) 587-1500

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 25, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $311.6 million. All outstanding shares of common stock, except for shares held by the registrant’s executive officers and members of its Board of Directors and their affiliates, are deemed to be held by non-affiliates.

As of December 7, 2006, the registrant had 25,174,391 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of our fiscal year covered by this Form 10-K.

The stylized and non-stylized Charlotte Russe, Refuge and blu Chic trademarks referred to in this Form 10-K are federally registered in the United States. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions, “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors,” as well as in other sections of this annual report on Form 10-K, that are forward-looking statements. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” and “will,” or other similar words, phrases or expressions. We have based these forward-looking statements on our current expectations and projections about future events. Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under the heading “Risk Factors” of this annual report on Form 10-K; changes in consumer demand; changes in consumer fashion taste; and changes in business strategies and decisions. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, and weather. All forward-looking statements included in this annual report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women in their teens and twenties. As of September 30, 2006, we operated a total of 387 Charlotte Russe stores throughout 43 states and Puerto Rico. Through our fashion content, merchandise mix, store layout and design, and merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries, with a core emphasis on the fashion and lifestyle needs of young women.

Our Charlotte Russe stores are located predominantly in well-positioned mall locations in spaces that average approximately 7,100 square feet. Our stores are designed to create an environment that accentuates the fashion, breadth and value of our merchandise selection.

Our broad assortment of merchandise is centered on styles that are affordable, feminine and reflect the latest fashion trends. Our breadth of merchandise enables our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. Our stores offer merchandise at value-oriented prices and we estimate that most of our merchandise is sold under our proprietary Charlotte Russe labels consisting of Charlotte Russe, Refuge and blu Chic. The remainder of our merchandise consists of nationally-recognized brands popular with our customers.

Since fiscal 1998, we operated a second concept targeting young women seeking contemporary fashion assortments under the name Rampage. A total of 64 stores were operated at the beginning of the fourth quarter of fiscal 2006. To focus on the growth of our core Charlotte Russe concept, we sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations during the fourth quarter of fiscal 2006. Of the remaining 21 Rampage stores, we converted eight stores into Charlotte Russe locations and returned 13 properties back to the respective landlords prior to the end of fiscal 2006.

Our Stores

Based on historical results and assessment of future opportunity, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe stores at a measured rate, including at least 50 new Charlotte Russe locations in fiscal year 2007. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence.

The number of our stores located in each state is shown in the following map:

The following table provides the number of Charlotte Russe stores, by geographic region, for each of the last five fiscal years:

	California	Southeast	Northeast	Southwest	Midwest & Other	Total
Store count at September 29, 2001	35	30	28	27	26	146
Fiscal 2002
Stores opened	2	9	10	13	17	51

	37	39	38	40	43	197
Fiscal 2003
Stores opened	3	11	15	9	21	59

	40	50	53	49	64	256
Fiscal 2004
Stores opened	5	8	8	4	13	38

	45	58	61	53	77	294
Fiscal 2005
Stores opened	5	15	12	5	11	48

	50	73	73	58	88	342
Fiscal 2006
Stores opened	4	14	9	3	10	40
Rampage conversions	2	3	1	1	1	8
Stores closed	(2)	—	(1)	—	—	(3)

Store count at September 30, 2006	54	90	82	62	99	387

Our Strategy

The elements of our business strategy combine to create a merchandise assortment that appeals to consumers from a broad range of socioeconomic, demographic and cultural profiles and that differentiates us from our competitors. The principal elements of our business strategy include the following:

Value Priced Offering. We offer a broad assortment of fashionable, quality merchandise at prices that are competitive with other mall-based specialty retailers. Because of our affordable price points and quality of merchandise, we create a perception of value that we believe has enabled us to build a broad and loyal base of customers.

Distinct Brand Image. We have created a focused and differentiated brand image based on fashion attitude, value pricing and quality. This image is consistently communicated throughout our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering a majority of our merchandise under our proprietary Charlotte Russe labels (Charlotte Russe, Refuge and blu Chic).

Broad Merchandise Assortment. We offer a broad assortment of apparel and accessories that conveys a consistent fashion attitude. Our merchandise includes ready-to-wear apparel such as knit and woven tops, dresses, shorts, pants and skirts, as well as accessories such as shoes, handbags and jewelry that enable our customers to create ensembles complemented by color coordinated and fashion-forward accessory items. We frequently introduce new fashion merchandise into our stores and regularly update our merchandise displays.

Active Inventory Management. We deal primarily with domestic vendors, which, in our experience, has generally resulted in relatively shorter lead times permitting us to react to sell-through trends and fashion preferences. Our relatively quick inventory turnover rates, along with our approach to managing the merchandise mix, have helped contribute to our achievement of consistent merchandise gross margins.

Our Customers

We target young, fashion-conscious women. Our customer is a young woman who desires established trends at substantial value. She is a hip teenager seeking the current fashion trends, as well as the fashionable working woman looking for career dressing. Regardless of her age, our customer is feminine and body conscious.

Our Visual Merchandising

Our merchandising presentation communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits. We rely on exciting in-store graphics and window displays to convey our fashion-forward orientation. We generally group our apparel merchandise by lifestyles and colors, and we feature a “trend zone” at the front of our stores that promotes our freshest fashion offerings.

Our Merchandise Planning, Allocation and Distribution

Our merchandise planning and allocation team works closely with our merchants and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team is also responsible for managing inventory levels, allocating merchandise to stores and replenishing inventory based upon information generated by our management information systems. Our merchandise is distributed through two distribution facilities: our 265,000 square foot distribution facility in Ontario, California, which we opened in April 2002, and our 125,000 square foot distribution facility (which includes our corporate offices) in San Diego, California, which we opened in April 1998. We estimate that we have the distribution capacity to service our current goal of operating at least 600 Charlotte Russe stores.

Our Locations in Regional Malls

Our Charlotte Russe stores, which average approximately 7,100 square feet, provide a comfortable and spacious shopping environment that accentuates the breadth of our merchandise offering. We believe that our store design features, including hardwood floors, bright store lighting systems and enhanced merchandise displays, help create a store environment that appeals to young women who shop in regional malls. We have historically been able to locate our stores in malls catering to different socioeconomic, demographic and cultural profiles. Accordingly, we seek to identify favorable store locations in existing or new markets with criteria that include:

•	a careful assessment of mall traffic;

•	the performance of other retailers within the mall and in particular those serving our target customers;

•	the proposed location within the mall;

•	population and demographic characteristics of the area; and

•	projected profitability and cash return on investment.

Our Business Seasonality

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

Our Information Technology Systems

We are investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner. Our information technology systems address an array of operations information. We implemented a new inventory software system that became operational for our Charlotte Russe stores during fiscal 2005 and we are currently piloting a new point-of-sale register system with chain-wide rollout expected to begin in fiscal 2007.

Our Intellectual Property

We believe that our trademarks are important to our success. Our Charlotte Russe, Refuge and blu Chic trademarks are registered with the United States Patent and Trademark Office.

Our Employees

As of September 30, 2006, we employed 8,328 employees of which 6,229 were classified as part-time. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees is represented by a labor union.

Our Corporate Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act; therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Our Internet address is http://www.charlotte-russe.com. We make available through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC.

Our principal executive offices are located at 4645 Morena Boulevard, San Diego, California 92117. Our telephone number is (858) 587-1500. We were founded in 1975 and incorporated in 1996 under Delaware law.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this annual report on Form 10-K and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this annual report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

Our growth will largely depend on successfully opening and operating new stores. During fiscal 2006, we opened 40 new Charlotte Russe stores, closed three stores and converted eight Rampage stores into Charlotte Russe locations. This represented a 13.2% net increase from the number of Charlotte Russe stores open at the end of fiscal 2005. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years.

In order to support our planned expansion we will need to continually monitor and upgrade our management information and other systems. This expansion also will place increased demand on our managerial, operational, and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our company as a whole and slow our new store growth.

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

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our merchandise strategy also relies in large part on our ability to obtain much of our merchandise from our vendors within one to two months from the date of order. Our failure to maintain good relations with our vendors could increase our exposure to changing fashion cycles, which may in turn lead to increased inventory markdown rates.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 21.0% and as low as negative 6.6% over the last eight fiscal quarters and we expect low single-digit comparable store sales percentage increases during the first two quarters of fiscal 2007. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. In addition, the calendar shift caused by having a 53rd week in fiscal 2006 will have the effect of transferring the week between Christmas and New Year’s Day into the first quarter of fiscal 2007, which will likely increase our net sales in the first quarter of fiscal 2007, but decrease our net sales during the second quarter of fiscal 2007. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	our ability to maintain appropriate inventory levels;

•	changes in our merchandise mix;

•	timing of promotional events;

•	general economic conditions and, in particular, the retail sales environment;

•	actions by competitors or mall anchor tenants; and

•	weather conditions.

We rely on our management team to implement our business strategy successfully.

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, who are “at will” employees and have made a significant contribution to our business. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. Our success in the future will also depend upon our ability to attract, train and retain talented and qualified personnel.

The failure to efficiently complete the planned replacement of certain of our technology and information systems could negatively impact our business.

The efficient operation of our business is heavily dependent on information systems. In particular, we rely upon technology and information systems for inventory control, point-of-sale processing and other critical information. We periodically review, improve and, under certain circumstances, replace information systems to provide enhanced support to all operating areas. If such upgrades and enhancements are not successfully implemented, then the current systems may not be able to continue to adequately support our information requirements.

The loss of, or disruption of operations in, either of our two distribution centers could negatively impact our business.

Our merchandise is distributed through two facilities that use automated systems for sorting apparel and shipping merchandise. We depend on the orderly operation of our facilities and distribution processes, as well as sufficient shipping resources. Disruptions in these operations due to fire, earthquake or other catastrophic events, employee matters, shipping problems or other events could result in delays in the delivery of merchandise to our stores.

The effects of war or acts of terrorism could adversely affect our business.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism has disrupted commerce and has intensified concerns regarding the United States economy. Any further acts of terrorism, particularly directed at malls, or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales by causing mall traffic or consumer spending to decline.

Failure of our suppliers to use acceptable ethical business practices could negatively impact our business.

We require our suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violate labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our inventory and expose us to financial obligations to a third party. Any of these events could have a material adverse effect on our sales and results of operations.

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

Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business.

We may be liable for any defaults with respect to the leases for our recently disposed Rampage stores.

We recently sold the lease rights, store fixtures and equipment for 43 Rampage store locations to Forever 21 Retail, Inc., and Forever 21, Inc., the parent company of Forever 21 Retail, guaranteed Forever 21 Retail’s obligations under the leases that it assumed in connection with the transaction. In the event Forever 21 Retail or Forever 21 defaults on their obligations under certain of these leases or the guarantee, we may be liable for any damages or costs associated with such a default, which could adversely impact our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Like other seasoned issuers, we from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of our 2006 fiscal year to which this Form 10-K relates.

ITEM 2. PROPERTIES

We operated 387 stores throughout 43 states and Puerto Rico as of September 30, 2006. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us generally after three years if sales at an affected store do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received.

We lease approximately 125,000 square feet of space for our executive offices and distribution center in San Diego, California, under a lease that expires in August 2009. We also lease approximately 10,300 square feet of additional administrative office space near our main facility in San Diego under a lease that expires in December 2007. In addition, we lease approximately 265,000 square feet of space for our distribution center in Ontario, California, under a lease that expires in July 2012. We believe our distribution capacity at the San Diego facility and the Ontario facility should be sufficient to accommodate our expected store growth through the next several years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this annual report on Form 10-K, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CHIC.” The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock on The Nasdaq Global Select Market or its predecessor, the Nasdaq National Market:

	High	Low
Fiscal year ended September 25, 2004
First quarter	$15.45	$9.18
Second quarter	18.97	12.07
Third quarter	21.94	15.64
Fourth quarter	22.24	10.77

Fiscal year ended September 24, 2005
First quarter	14.35	8.84
Second quarter	12.87	9.13
Third quarter	13.49	10.23
Fourth quarter	15.21	12.08

Fiscal year ending September 30, 2006
First quarter	20.37	12.95
Second quarter	22.49	15.28
Third quarter	23.41	18.50
Fourth quarter	28.25	20.76

As of December 7, 2006, the number of holders of record of our common stock was 19; and, the closing price of our common stock on the Nasdaq Global Select Market was $31.23 per share.

Dividends

We have never declared nor paid dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of our credit facility, stock dividends and distributions are restricted.

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 195,570 shares of common stock issuable under our 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,621,700	$17.61	1,093,270
Equity compensation plans not approved by security holders	—	—	—

Total	1,621,700	$17.61	1,093,270

Please see Note 3 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 28, 2002 (52 weeks)	Sept. 27, 2003 (52 weeks)	Sept. 25, 2004 (52 weeks)	Sept. 24, 2005 (52 weeks)	Sept. 30, 2006 (53 weeks)
	(dollars in thousands, except per share and sales per foot data)
Statement of Income Data:
Net sales	$316,736	$371,669	$449,035	$511,259	$681,504
Cost of goods sold	230,524	276,693	327,260	377,233	491,664

Gross profit	86,212	94,976	121,775	134,026	189,840
Selling, general and administrative expenses	62,576	81,528	93,513	107,656	130,803

Operating income	23,636	13,448	28,262	26,370	59,037
Interest income, net	164	119	303	868	2,858
Other charges, net	(290)	(270)	(275)	(261)	(269)

Income from continuing operations before income taxes	23,510	13,297	28,290	26,977	61,626
Income taxes	9,169	5,186	11,033	10,170	24,465

Income from continuing operations	14,341	8,111	17,257	16,807	37,161
Income (loss) on discontinued operations	7,308	1,979	(2,173)	(6,006)	(12,023)

Net income	$21,649	$10,090	$15,084	$10,801	$25,138

Earnings per share—basic (2):
Continuing operations	$0.68	$0.38	$0.80	$0.76	$1.65
Discontinued operations	0.35	0.10	(0.10)	(0.27)	(0.54)

Net income	$1.03	$0.48	$0.70	$0.49	$1.11

Earnings per share—diluted (2):
Continuing operations	$0.61	$0.35	$0.72	$0.70	$1.50
Discontinued operations	0.30	0.08	(0.09)	(0.25)	(0.49)

Net income	$0.91	$0.43	$0.63	$0.45	$1.01

Weighted average shares outstanding (2):
Basic (000’s)	21,045	21,240	21,567	21,995	22,560
Diluted (000’s)	23,694	23,507	23,993	24,062	24,789

Selected Operating Data:
Number of stores open at end of period	197	256	294	342	387
Average square footage per store (3)	7,435	7,349	7,258	7,179	7,112
Comparable store sales increase (decrease) (4)	(6.9)%	(7.7)%	2.7%	0.3%	15.3%
Average store sales (5)	$1,820	$1,622	$1,647	$1,649	$1,898
Sales per square foot (6)	$243	$219	$225	$228	$266

Balance Sheet Data:
Cash and cash equivalents	$13,510	$22,905	$30,652	$33,629	$90,229
Working capital	12,917	26,055	43,091	51,669	97,344
Working capital (deficiency), exclusive of cash balances	(593)	3,151	12,439	18,039	7,115
Total assets	227,070	261,444	301,680	329,136	359,519
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	124,025	134,929	155,613	167,110	206,454

(1)	Due to the discontinuance of the Rampage stores in fiscal 2006, the results of these stores have been segregated and reclassified as discontinued operations. Accordingly, they are excluded from amounts shown in this table unless otherwise noted.

(2)	See Notes 1 and 11 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all Charlotte Russe stores open at the end of the period.
(4)	Our comparable store percentages are based on net sales for Charlotte Russe stores beginning on the first day of the month following the fourteenth full month of sales. In addition, stores with square footage expansion of greater than 20% upon remodeling are excluded for the 12 full months following completion of the remodel.
(5)	Our average store sales are based on the time weighted average of all Charlotte Russe stores open in the period.
(6)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all Charlotte Russe stores open in the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. See “Important Factors Regarding Forward-Looking Statements” in this annual report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in this annual report on Form 10-K.

OVERVIEW

In the five fiscal years ended September 30, 2006, we grew from 146 stores to 387 stores, representing a compound annual growth rate of 21.5%, and increased our annual revenues from $255.7 million in fiscal 2001 to $681.5 million in fiscal 2006, representing a compound annual growth rate of 21.7%. From fiscal 2001 to the middle of fiscal 2004, we experienced successive quarters of comparable store sales declines that reduced our average annual sales per store by over 20%. Most of our store level expenses, such as rent and occupancy costs, are generally fixed in nature and they rose as a percentage of sales for these periods as these costs were being spread over a smaller average sales base. In response, we began to initiate a series of management and operational changes in late fiscal 2004 intended to improve our merchandise assortments and increase our promotional pricing cadence. Our goal was to improve the average store volumes, releverage our store rent and occupancy expenses and improve our financial performance.

Our comparable store sales trends improved in late fiscal 2005 and during each quarter of fiscal 2006. We experienced improved selling of apparel merchandise, in particular our Refuge branded denim and fast fashion tops, and we achieved a comparable store sales increase of 15.3% during fiscal 2006, as compared to an increase of 0.3% during fiscal 2005. As expected, the increase in our average store volumes improved our expense ratios and we achieved improved financial results in fiscal 2006.

With respect to our Rampage stores, we acquired the Rampage chain in fiscal 1998 as an additional growth vehicle for our company that would target young women seeking contemporary fashion assortments. While this business was successful and profitable through fiscal 2003, the business trends turned negative and we experienced operating losses from these stores during fiscal 2004 and thereafter. Our effort to reposition these stores to more effectively compete with other aspirationally-branded retailers, despite some modest success in fiscal 2005, was not financially successful.

Based upon a review of the carrying value of the long-lived assets of the Rampage stores compared with the estimated future discounted and non-discounted cash flows from their operations, we recorded a non-cash impairment charge of $22.5 million in the second quarter of fiscal 2006. This charge represented a write down of substantially all of the carrying value of the Rampage long-lived assets. During the subsequent quarter, we completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets for a majority of the 64 Rampage stores could be sold, based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format. In the fourth quarter of fiscal 2006, we sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations for approximately $13.6 million. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter, we converted eight stores into Charlotte Russe locations and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

We use a number of key performance indicators of financial operating performance to evaluate our business, including the following:

	Fiscal Year
	2004 (52 weeks)	2005 (52 weeks)	2006 (53 weeks)
Store count	294	342	387
Net sales growth	20.8%	13.9%	33.3%
Comparable store sales increase	2.7%	0.3%	15.3%
Gross margin	27.1%	26.2%	27.9%
Operating margin	6.3%	5.2%	8.7%
Diluted earnings per share from continuing operations	$0.72	$0.70	$1.50
Cash and cash equivalents (millions)	$30.7	$33.6	$90.2

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2004 (52 weeks)	2005 (52 weeks)	2006 (53 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.9	73.8	72.1

Gross profit	27.1	26.2	27.9
Selling, general and administrative expenses	20.8	21.0	19.2

Operating income	6.3	5.2	8.7
Interest income, net	0.1	0.2	0.4
Other charges, net	(0.1)	(0.1)	(0.1)

Income from continuing operations before income taxes	6.3	5.3	9.0
Income taxes	2.5	2.0	3.5

Income from continuing operations	3.8	3.3	5.5
Loss on discontinued operations	0.4	1.2	1.8

Net income	3.4%	2.1%	3.7%

Fiscal Year Ended September 30, 2006 (53 weeks) Compared to Fiscal Year Ended September 24, 2005 (52 weeks)

Net Sales. Our net sales increased to $681.5 million from $511.3 million, an increase of $170.2 million, or 33.3%, over the prior fiscal year. This increase reflects $86.6 million of additional net sales, on a 52-week basis, from the new stores opened during fiscal 2006 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase also benefited from a 15.3% increase in comparable store sales, which resulted in additional sales, on a 52-week basis, of $72.1 million compared to the prior fiscal year. Consistent with our fiscal year policy, fiscal 2006 included an extra week of business as the fiscal year end was reset at September 30, 2006. Our net sales include $11.5 million of sales generated during this additional week in fiscal 2006.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $189.8 million from $134.0 million, an increase of $55.8 million, or 41.6%, over the prior fiscal year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 27.9% from 26.2%, or 1.7 percentage points, from the prior fiscal year. The increase in gross profit as a percentage of net sales was principally due to leveraging of store rent and occupancy costs as these expenses were spread over a higher average store sales volume (2.6 percentage point impact) and improved distribution center expenses (0.5 percentage point impact). These favorable factors were partially offset by higher markdown expense (0.7 percentage point impact) and higher freight costs (0.5 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $130.8 million from $107.7 million, an increase of $23.1 million, or 21.5%, over the prior fiscal year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.2% from 21.0%, or 1.8 percentage points, from the prior fiscal year. The decrease in expenses as a percentage of net sales was principally due to a reduction in store payroll expenses (1.3 percentage point impact) and store operating expenses (0.4 percentage point impact), as many of these expenses were spread over a higher average store sales volume, lower home office payroll expenses (0.4 percentage point impact) and the costs for the settlement of two class action lawsuits in the prior fiscal year (0.2 percentage point impact). These favorable factors were partially offset by stock based compensation expense that was initiated in fiscal 2006 (0.3 percentage point impact) and achievement of the management bonus plan performance targets for which no similar amount was recorded in the prior year (0.3 percentage point impact).

Income Taxes. Our effective tax rate for fiscal 2006 of 39.7% approximates our statutory income tax rate. It is higher than the 37.7% rate utilized in the prior fiscal year as we adjusted our tax liabilities in fiscal 2005 to reflect the reassessment of tax contingency balances.

Income from Continuing Operations. Our income from continuing operations increased to $37.2 million from $16.8 million, an increase of $20.4 million, or 121%, over the prior fiscal year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses and income taxes.

Loss on Discontinued Operations. As a result of their disposition, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. Our net loss increased to $12.0 million from $6.0 million, an increase of $6.0 million, or 100%, over the prior fiscal year. The increase was primarily due to higher store operating losses as our efforts to reposition the Rampage stores proved unsuccessful. The fiscal 2006 results included a $22.5 million pre-tax impairment charge in the second quarter which was offset by a $21.4 million pre-tax gain on the asset dispositions in the fourth quarter.

Fiscal Year Ended September 24, 2005 (52 weeks) Compared to Fiscal Year Ended September 25, 2004 (52 weeks)

Net Sales. Our net sales increased to $511.3 million from $449.0 million, an increase of $62.3, or 13.9%, over the prior fiscal year. This increase reflects $60.9 million of additional net sales from the new stores opened during fiscal 2005 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase also benefited from a 0.3% increase in comparable store sales, which resulted in additional sales of $1.4 million compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $134.0 million from $121.8 million, an increase of $12.2 million, or 10.1%, over the prior fiscal year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 26.2% from 27.1%, or 0.9 percentage points, from the prior fiscal year. The decrease in gross profit as a percentage of net sales was principally due to higher markdown expense (0.8 percentage point impact), increased store occupancy costs (0.3 percentage point impact) and higher freight costs (0.3 percentage point impact). These unfavorable factors were partially offset by higher initial mark-up (0.5 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $107.7 million from $93.5 million, an increase of $14.2 million, or 15.1%, over the prior fiscal year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 21.0% from 20.8%, or 0.2 percentage points, from the prior fiscal year. The increase in expenses as a percentage of net sales was principally due to an increase in store operating expenses (0.3 percentage point impact), costs for the settlement of two class action lawsuits in fiscal 2005 (0.2 percentage point impact) and increased professional fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (0.2 percentage point impact). These unfavorable factors were partially offset by a reduction in store payroll expenses (0.2 percentage point impact) and a reduction in management bonus plan expenses (0.2 percentage point impact).

Income Taxes. Our effective tax rate for fiscal 2005 of 37.7% approximates our statutory income tax rate. It is lower than the 39.0% rate utilized in the prior fiscal year as we adjusted our tax liabilities in fiscal 2005 to reflect the reassessment of tax contingency balances.

Income from Continuing Operations. Our income from continuing operations decreased to $16.8 million from $17.3 million, a decrease of $0.5 million, or 2.6%, over the prior fiscal year. The decrease was primarily due to an increase in selling, general and administrative expenses which was partially offset by an increase in gross profit.

Loss on Discontinued Operations. As a result of their disposition, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. Our net loss increased to $6.0 million from $2.2 million, an increase of $3.8 million, or 176%, over the prior fiscal year. The increase was primarily due to higher store operating losses as our efforts to reposition the Rampage stores negatively impacted sales and operating performance.

QUARTERLY RESULTS AND SEASONALITY

We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in our net sales and operating income. As is the case with many retailers of apparel and related merchandise, our business is subject to seasonal influences, characterized by strong sales during the back-to-school, Easter and winter holiday seasons. The strength of each of these three seasons generally provides relatively balanced sales during our first, third and fourth fiscal quarters. We typically experience lower net sales and net income during the second quarter of each fiscal year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays, as well as other factors discussed in the section entitled “Risk Factors” in this annual report on Form 10-K.

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 30, 2006. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. In addition, the second quarter of fiscal 2006 reflects a $0.8 million reduction to gross profit to correct the calculation of our previously reported inventory shrinkage expense which was identified during the fourth quarter financial statement close process.

	Fiscal Year 2005				Fiscal Year 2006
	Three Months Ended				Three Months Ended
	Dec. 25, 2004 (13 weeks)	Mar. 26, 2005 (13 weeks)	Jun. 25, 2005 (13 weeks)	Sept. 24, 2005 (13 weeks)	Dec. 24, 2005 (13 weeks)	Mar. 25, 2006 (13 weeks)	Jun. 24, 2006 (13 weeks)	Sept. 30, 2006 (14 weeks)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$128,408	$107,038	$121,099	$154,714	$178,495	$153,709	$160,746	$188,554
Gross profit	34,030	25,665	31,242	43,089	48,990	39,560	46,036	55,254
Operating income	7,485	1,110	5,475	12,300	15,414	8,577	15,151	19,895
Income from continuing operations	4,602	777	3,644	7,784	9,470	5,490	9,519	12,682
Income (loss) on discontinued operations	(2,440)	(1,539)	(330)	(1,697)	(2,411)	(17,543)	(3,641)	11,572
Net income (loss)	2,162	(762)	3,314	6,087	7,059	(12,053)	5,878	24,254

Earnings Per Share—Basic:
Continuing operations	$0.21	$0.04	$0.17	$0.35	$0.43	$0.24	$0.42	$0.55
Discontinued operations	$(0.11)	$(0.07)	$(0.02)	$(0.07)	$(0.11)	$(0.78)	$(0.16)	$0.50
Net income (loss)	$0.10	$(0.03)	$0.15	$0.28	$0.32	$(0.54)	$0.26	$1.05

Earnings Per Share—Diluted:
Continuing operations	$0.19	$0.03	$0.15	$0.32	$0.39	$0.22	$0.38	$0.51
Discontinued operations	$(0.10)	$(0.06)	$(0.01)	$(0.07)	$(0.10)	$(0.71)	$(0.14)	$0.46
Net income (loss)	$0.09	$(0.03)	$0.14	$0.25	$0.29	$(0.49)	$0.24	$0.97

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	26.5	24.0	25.8	27.9	27.4	25.7	28.6	29.3
Operating income	5.8	1.0	4.5	8.0	8.6	5.6	9.4	10.6
Income from continuing operations	3.6	0.7	3.0	5.0	5.3	3.6	5.9	6.7
Income (loss) on discontinued operations	(1.9)	(1.4)	(0.3)	(1.1)	(1.3)	(11.4)	(2.2)	6.2
Net income (loss)	1.7	(0.7)	2.7	3.9	4.0	(7.8)	3.7	12.9

Operating Data:
Comparable store sales increase (decrease)	(6.6)%	(0.3)%	(2.5)%	10.6%	16.3%	21.0%	18.2%	7.4%
Stores open at end of period	301	305	321	342	356	354	360	387

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of September 30, 2006, we had working capital of approximately $97.3 million which included cash and cash equivalents of $90.2 million.

The following chart provides a summary of our sources and uses of cash during the past three years:

	Fiscal Year
	2004 (52 weeks)	2005 (52 weeks)	2006 (53 weeks)
	(dollars in thousands)
Net cash provided by operating activities	$48,095	$48,063	$90,769
Net cash used in investing activities	(42,558)	(45,631)	(46,418)
Net cash provided by financing activities	2,210	546	12,249

Change in cash position	$7,747	$2,978	$56,600

In fiscal year 2006, our net cash provided by operations increased $42.7 million over the prior year amount due to a $20.4 million increase in income from continuing operations, $9.5 million reduction to working capital accounts, $8.1 million improvement in cash provided from discontinued operations as a result of disposing of the Rampage assets, $3.5 million increase in depreciation net of construction allowance amortization, and $4.2 million of other factors including stock based compensation expense and deferred rent charges. Offsetting these factors was a $3.0 million decline in landlord construction allowances in fiscal 2006. Net cash used in investing activities primarily consists of capital expenditures. It increased $0.8 million during fiscal 2006 as a result of increased capital spending associated with the opening of 40 new stores, compared to 49 new stores in the prior year, and funding for 11 remodeled stores and increased investments in our information systems and other corporate projects. Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock option and warrant exercises offset by securities offering costs paid by us. It increased $11.7 million in fiscal 2006 due to a greater number of stock option exercises during the fiscal year and the exercise of warrants for 2.0 million shares of common stock for $2.0 million in conjunction with a securities offering in September 2006.

In fiscal year 2005, our net cash provided by operations was essentially the same as the prior year amount with a $0.5 million decrease in income from continuing operations, $2.0 million increase in working capital accounts, $3.1 million increase in cash used by discontinued operations and $3.4 million use by other factors including deferred rent charges and deferred income taxes. Offsetting these factors was a $6.4 million increase in landlord construction allowances and a $2.6 million increase in depreciation net of construction allowance amortization in fiscal 2005. Net cash used in investing activities primarily consists of capital expenditures. It increased $3.1 million during fiscal 2005 as a result of increased capital spending associated with the opening of 49 new stores, compared to 49 new stores in the prior year, and funding for 6 remodeled stores and increased investments in our information systems and other corporate projects. Net cash provided from financing activities primarily consists of cash associated with stock option exercises. It decreased $1.6 million in fiscal 2005 due to a fewer number of stock option exercises during the fiscal year.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2007 are projected to range from approximately $55.0 million to $65.0 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At September 30, 2006, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of September 30, 2006, we had $22.5 million of borrowing availability under the Credit Facility.

We believe that our cash flows from operations, our current cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2007. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of September 30, 2006 was as follows:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$456,809	$67,551	$133,604	$117,569	$138,085
Other obligations	26,760	26,760	—	—	—

	$483,569	$94,311	$133,604	$117,569	$138,085

Commercial Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Documentary letters of credit	$5,258	$5,258	$—	$—	$—
Standby letters of credit	2,222	2,222	—	—	—

	$7,480	$7,480	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $50.8 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over the next five fiscal years and thereafter are $9.1 million, $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 30, 2006.

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

On an on-going basis, management evaluates its estimates and judgments regarding revenues, inventories, long lived assets, intangible assets, accrued liabilities, stock based compensation, self-insurance programs, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

Revenue

We sell merchandise directly to retail customers and recognize revenue at the point of sale. Customers have the right to return merchandise to us, and we maintain a reserve for the financial impact of returns which occur subsequent to the current reporting period.

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability and are included within other current liabilities. Beginning with the second quarter of fiscal 2006, we adjust the gift card liability balances on a quarterly basis to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Such adjustments are included in net sales and operating income.

Inventory

Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all units that were purchased. We utilize the retail method of accounting for our inventory valuation, which inherently reduces the inventories’ carrying value as permanent markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

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

Goodwill and Long-lived Assets

We have recorded a goodwill asset of $32.9 million that arose from the acquisition of our business in September 1996. Subsequent amortization of $4.1 million reduced its carrying value to $28.8 million. This asset is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangibles,” utilizing discounted cash flow valuation techniques and reference to the market value of our outstanding common stock. No impairment adjustments have been required to date. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future cash flows expected to result from the use of the assets.

Based upon a review of the carrying value of the long-lived assets of the Rampage stores compared with the estimated future discounted and non-discounted cash flows from the operations of the Rampage stores, we recorded a non-cash impairment charge of $22.5 million in the second quarter of fiscal 2006. This resulted from our unsuccessful efforts to reposition the 64 Rampage stores and the significant deterioration in financial results during the second quarter of fiscal 2006. This charge represented a write down of substantially all of the carrying value of Rampage long-lived assets.

We sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations during the fourth quarter of fiscal 2006. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter, we converted eight stores into Charlotte Russe locations and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

Operating Leases

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

Stock Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Self-Insurance Liabilities

Based on our assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers’ compensation, employee group medical benefits, general liability, property losses and director’s and officer’s liability. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

Income Taxes

We account for income taxes using the liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance. No valuation allowance has been provided for deferred tax assets, since we anticipate that the full amount of these assets should be realized in the future. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 to our consolidated financial statements for the year ended September 30, 2006, on page F-10.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2006, we had no borrowings against the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this item is incorporated by reference to Item 15 of Part IV of this annual report on Form 10-K, “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our fourth fiscal quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charlotte Russe Holding, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Charlotte Russe Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Charlotte Russe Holding, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Charlotte Russe Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 5, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

December 5, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

(a) (2)	Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed on page F-19 are not required under the related instructions or are not applicable, and therefore, have been omitted.

(a) (3)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of December, 2006.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Hoffman and Daniel T. Carter, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2006

/s/ DANIEL T. CARTER Daniel T. Carter	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2006

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	December 13, 2006

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 13, 2006

/s/ ALLAN W. KARP Allan W. Karp	Director	December 13, 2006

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 13, 2006

/s/ MARK J. RIVERS Mark J. Rivers	Director	December 13, 2006

/s/ JENNIFER C. SALOPEK Jennifer C. Salopek	Director	December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 30, 2006 and September 24, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, under the heading Stock Based Compensation and Equity, in fiscal 2006 Charlotte Russe Holding, Inc. changed its method of accounting for stock based compensation.

/s/ ERNST & YOUNG LLP

San Diego, California

December 5, 2006

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 24, 2005
ASSETS
Current assets:
Cash and cash equivalents	$90,229,040	$33,629,488
Inventories	44,864,617	45,133,407
Landlord allowances receivable	8,183,959	6,372,650
Other current assets	3,196,891	4,718,321
Deferred tax assets	6,010,000	7,450,000
Current assets of discontinued operations	—	13,017,745

Total current assets	152,484,507	110,321,611

Fixed assets, net	177,577,999	164,624,905
Goodwill	28,790,000	28,790,000
Other assets	666,216	590,682
Non-current assets of discontinued operations	—	24,808,481

Total assets	$359,518,722	$329,135,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$24,418,975	$27,424,360
Accounts payable, other	8,162,766	6,776,763
Accrued payroll and related expense	6,908,204	3,172,205
Income and sales taxes payable	5,648,541	3,095,810
Other current liabilities	10,002,442	9,787,015
Current liabilities of discontinued operations	—	8,396,847

Total current liabilities	55,140,928	58,653,000

Deferred rent	97,773,445	91,341,325
Other liabilities	—	43,894
Deferred tax liabilities	150,000	1,440,000
Non-current liabilities of discontinued operations	—	10,547,226

Total liabilities	153,064,373	162,025,445
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 24,878,050 and 22,037,432 at September 30, 2006 and September 24, 2005, respectively	248,780	220,375
Additional paid-in capital	64,902,477	50,724,713
Retained earnings	141,303,092	116,165,146

Total stockholders’ equity	206,454,349	167,110,234

Total liabilities and stockholders’ equity	$359,518,722	$329,135,679

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Net sales	$681,504,354	$511,259,199	$449,034,712
Cost of goods sold, including buying, distribution and occupancy costs	491,664,618	377,233,015	327,259,699

Gross profit	189,839,736	134,026,184	121,775,013
Selling, general and administrative expenses	130,802,240	107,656,316	93,512,907

Operating income	59,037,496	26,369,868	28,262,106

Other income (expense):
Interest income, net	2,857,852	868,440	303,067
Other charges, net	(269,293)	(261,079)	(274,901)

Total other income	2,588,559	607,361	28,166

Income from continuing operations before income taxes	61,626,055	26,977,229	28,290,272
Income taxes	24,465,544	10,170,415	11,033,206

Income from continuing operations	37,160,511	16,806,814	17,257,066

Loss on discontinued operations, net of tax (Note 2)	12,022,565	6,005,485	2,173,406

Net income	$25,137,946	$10,801,329	$15,083,660

Earnings per share—basic:
Continuing operations	$1.65	$0.76	$0.80
Discontinued operations	(0.54)	(0.27)	(0.10)

Basic	$1.11	$0.49	$0.70

Earnings per share—diluted:
Continuing operations	$1.50	$0.70	$0.72
Discontinued operations	(0.49)	(0.25)	(0.09)

Diluted	$1.01	$0.45	$0.63

Weighted average shares outstanding:
Basic	22,560,110	21,994,665	21,567,205
Diluted	24,789,094	24,062,215	23,993,019

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2003	21,290,182	$212,902	$44,498,540	$(63,000)	$90,280,157	$134,928,599
Stock option transactions, including tax benefits	641,100	6,411	5,630,549	—	—	5,636,960
Amortization of deferred compensation	—	—	—	63,000	—	63,000
Issuance of stock under employee stock purchase plan	19,645	196	200,705	—	—	200,901
Stock offering costs	—	—	(300,000)	—	—	(300,000)
Net income and comprehensive income	—	—	—	—	15,083,660	15,083,660

Balance at September 25, 2004	21,950,927	219,509	50,029,794	—	105,363,817	155,613,120

Stock option transactions, including tax benefits	64,500	646	506,596	—	—	507,242
Issuance of stock under employee stock purchase plan	22,005	220	188,323	—	—	188,543
Net income and comprehensive income	—	—	—	—	10,801,329	10,801,329

Balance at September 24, 2005	22,037,432	220,375	50,724,713	—	116,165,146	167,110,234

Stock option transactions, including tax benefits	858,070	8,580	10,444,010	—	—	10,452,590
Issuance of stock under employee stock purchase plan	17,108	171	232,110	—	—	232,281
Exercise of warrants	1,965,440	19,654	1,944,756	—	—	1,964,410
Stock offering costs	—	—	(400,000)	—	—	(400,000)
Stock based compensation expense	—	—	1,956,888	—	—	1,956,888
Net income and comprehensive income	—	—	—	—	25,137,946	25,137,946

Balance at September 30, 2006	24,878,050	$248,780	$64,902,477	$—	$141,303,092	$206,454,349

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Operating Activities
Net income	$25,137,946	$10,801,329	$15,083,660
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss on discontinued operations	12,022,565	6,005,485	2,173,406
Depreciation and amortization	33,177,265	28,001,259	23,086,168
Amortization of construction allowances	(11,376,892)	(9,670,654)	(7,359,386)
Landlord construction allowances	16,138,537	19,108,088	12,715,664
Deferred rent	1,670,475	2,382,341	1,745,143
Stock based compensation	1,956,888	—	—
Amortization of deferred compensation	—	—	63,000
Loss on disposal of assets	42,110	593,577	581,685
Deferred income taxes	150,000	(3,410,000)	600,000
Changes in operating assets and liabilities:
Inventories	268,790	(6,063,698)	(12,502,305)
Other current assets	(289,879)	(3,560,559)	(2,511,570)
Accounts payable, trade	(3,005,385)	5,708,702	5,352,414
Accounts payable, other	1,386,003	(1,973,019)	2,292,650
Accrued payroll and related expense	3,735,999	(577,478)	1,543,707
Income and sales taxes payable	2,552,731	1,274,562	2,968,080
Other current liabilities	215,427	556,257	535,036
Other liabilities	(43,894)	—	(268,883)

Net cash provided by operating activities of continuing operations	83,738,686	49,176,192	46,098,469
Net cash provided by (used in) operating activities of discontinued operations	7,030,087	(1,113,710)	1,997,014

Net cash provided by operating activities	90,768,773	48,062,482	48,095,483

Investing Activities
Purchases of fixed assets	(46,126,801)	(43,973,875)	(34,495,986)
Other assets	(121,202)	(365,684)	99,145

Net cash used in investing activities of continuing operations	(46,248,003)	(44,339,559)	(34,396,841)
Net cash used in investing activities of discontinued operations	(170,499)	(1,291,208)	(8,161,370)

Net cash used in investing activities	(46,418,502)	(45,630,767)	(42,558,211)

Financing Activities
Proceeds from issuance of common stock	8,898,602	546,130	2,509,754
Excess tax benefit of stock option exercises	3,750,679	—	—
Stock offering costs	(400,000)	—	(300,000)

Net cash provided by financing activities	12,249,281	546,130	2,209,754

Net increase in cash and cash equivalents	56,599,552	2,977,845	7,747,026
Cash and cash equivalents at beginning of the year	33,629,488	30,651,643	22,904,617

Cash and cash equivalents at end of the year	$90,229,040	$33,629,488	$30,651,643

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

Description of Business

The Company is comprised entirely of specialty retail operations. It distributes and sells apparel and accessories to young women through its mall-based retail concepts which are labeled as either Charlotte Russe and Rampage. As of September 30, 2006, the Company operated 387 Charlotte Russe retail stores in 43 states and Puerto Rico, and all previously operated Rampage stores had been sold, closed or converted into Charlotte Russe stores prior to the end of fiscal 2006.

The Company has evaluated the guidance provided by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” and has aggregated its business into one reportable segment. Such disclosure was deemed appropriate given that these two concepts sold similar merchandise to similar customers, sourced and distributed merchandise under the same processes, operated in the same business and regulatory environments, and both operated in similar regional shopping malls. The merchandise planning and allocation processes, distribution center operations, central office support functions, and field management organization simultaneously supported both store concepts. The level of integration of management activities between the two store concepts is intertwined and seamless such that separation of activities between the two concepts can not be accurately discerned.

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52/53 week period ending on the last Saturday in September. All years presented contained 52 weeks, except for fiscal 2006 which contained 53 weeks.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of fixtures and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004 amounted to $34,113,057, $32,969,006, and $27,650,425, respectively.

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

Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). See Note 2 for a discussion of the $22.5 million impairment charge taken in the second quarter of fiscal 2006 associated with the Rampage long-lived assets.

Deferred Rent

Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when the Company receives possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis as a reduction to rent expense.

Income Taxes

The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company’s effective tax rate considers the judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax.

Revenue Recognition

Retail merchandise sales are recognized at the point of sale. A reserve is provided for the impact of anticipated returns based on historical experience. The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability and are included within other current liabilities. Beginning with the second quarter of fiscal 2006, the gift card liability balances are adjusted on a quarterly basis to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Such adjustments are included in net sales and operating income.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $189,250, $422,410, $497,486 for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

Vendor Allowances

The Company receives certain allowances from its vendors primarily related to distribution center handling expenses or defective merchandise. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items are sold.

Store Pre-opening Costs

Costs incurred in connection with the opening of a new store are expensed as incurred.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income could include net income, foreign currency translation adjustments and gains or losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 30, 2006 or September 24, 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.

2. Discontinued Operations

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

During the third quarter of fiscal 2006, management completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets for a majority of the 64 Rampage stores could be sold, based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format. In the fourth quarter of fiscal 2006, the lease rights, store fixtures and equipment associated with 43 Rampage store locations were sold for approximately $13.6 million. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter, the Company converted eight stores into Charlotte Russe locations and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

As a result, operating results for all Rampage stores have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Income. Details of those results were as follows:

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Net sales	$67,484,296	$92,496,619	$90,369,237

Loss from operations	$18,790,301	$9,639,622	$3,562,960
Impairment charges	22,500,000	—	—
Gain on disposition of assets	(21,352,383)	—	—

	19,937,918	9,639,622	3,562,960
Income tax benefit	7,915,353	3,634,137	1,389,554

Net loss on discontinued operations	$12,022,565	$6,005,485	$2,173,406

In addition, the Company has segregated the assets and liabilities related to the Rampage stores and shown them as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. As of September 30, 2006, there were no assets or liabilities that required segregation.

3. Stock Based Compensation and Equity

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Although the Plan allows for issuance of incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards and performance awards, no such awards have been granted to date. Stock options generally vest ratably over five years and expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity for the past three fiscal years is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 27, 2003	2,305,570	$8.35	6.4	$7,944,452

Granted	185,000	14.34		—
Cancelled	(159,300)	11.29		—
Exercised	(641,100)	3.60		$9,244,741

Outstanding at September 25, 2004	1,690,170	10.54	6.4	$4,904,726

Granted	589,500	12.18		—
Cancelled	(253,200)	12.05		—
Exercised	(64,500)	5.54		$415,708

Outstanding at September 24, 2005	1,961,970	11.00	6.4	$7,241,924

Granted	765,500	22.00
Cancelled	(247,700)	12.77
Exercised	(858,070)	7.81		$11,399,839

Outstanding at September 30, 2006	1,621,700	$17.61	8.0	$16,110,603

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during fiscal 2006 was $6.7 million and the actual tax benefit realized from these exercises was $4.1 million.

Options outstanding and exercisable at September 30, 2006 were as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$4.00—$12.00	451,200	6.7	$10.65	$7,618,963	182,500	$10.54	$3,103,413
$12.01—$16.00	411,500	8.5	14.17	5,502,990	78,700	13.75	1,085,509
$16.01—$20.00	71,000	9.1	18.31	655,614	2,500	18.90	21,600
$20.01—$24.00	205,500	5.3	20.23	1,501,589	194,100	20.19	1,427,411
$24.01—$27.00	482,500	9.9	25.82	831,447	7,400	26.68	6,339

	1,621,700	8.0	$17.61	$16,110,603	465,200	$15.41	$5,644,272

Subject to adjustments for stock splits and similar events, there were a total of 2,250,000 shares authorized under the Plan at September 24, 2005. On February 7, 2006, an additional 1,000,000 shares was authorized by the Company’s stockholders. Of the 3,250,000 shares authorized, 897,700 were available for future issuance at September 30, 2006. There were 195,570 shares available for future purchase under the Company’s Employee Stock Purchase Plan at September 30, 2006.

Accounting for Stock Based Compensation Expense

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, except for options granted just prior to the Company’s initial public offering for 120,000 shares, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

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

The Company recognized the following stock based compensation expense for its stock option and employee stock purchase plans during fiscal 2006:

Year Ended September 30, 2006
Selling, general and administrative expenses	$1,460,599
Cost of goods sold	496,289

Compensation expense	1,956,888
Income tax benefit	776,885

Reduction of net income	$1,180,003

Reduction of earnings per share:
Basic	$0.05

Diluted	$0.05

As of September 30, 2006, there was $4.2 million (before any related tax benefit) of unrecognized compensation expense related to nonvested share based compensation that is expected to be recognized over a weighted average period of 2.3 years. The fair value of shares vested during fiscal 2006 was $2.7 million.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share based compensation using the Black-Scholes valuation model with straight-line amortization of the expense over the respective vesting periods of the awards:

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Net income, as reported		$10,801,329	$15,083,660
Less: Share based compensation expense determined under fair value method, net of income taxes		(858,800)	(1,230,555)

Net income, including share based compensation expense	$25,137,946	$ 9,942,529	$13,853,105

Earnings per share:
Basic—as reported	$1.11	$0.49	$0.70
Basic—pro forma	$1.11	$0.45	$0.64

Diluted—as reported	$1.01	$0.45	$0.63
Diluted—pro forma	$1.01	$0.41	$0.58

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

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the 1999 Employee Stock Purchase Plan (“the ESPP”), which authorized up to 350,000 shares of Common Stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own Common Stock or options on such Common Stock that represents 5% or more of the Company total equity ownership. There were 17,108, 22,005 and 19,645 shares issued under the ESPP during the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

Warrants

In conjunction with the issuance of two senior subordinated note agreements in September 1996 with affiliated investors that were paid off in June 1999, the Company issued warrants to purchase 1,964,410 shares of Common Stock at $1.00 per share. The number of shares of Common Stock issuable under these warrants was increased by an aggregate of 1,030 shares pursuant to certain anti-dilution provisions. The warrants were fully exercised during September 2006 with the issuance of 1,965,440 shares of common stock upon receipt of $1,964,410.

Shares Reserved for Future Issuance

	September 30, 2006	September 24, 2005
Warrants issued and outstanding	—	1,965,440
Stock options issued and outstanding	1,621,700	1,961,970
Common shares authorized for future stock option grants	897,700	415,500
Shares authorized for issuance under Employee Stock Purchase Plan	195,570	212,678

Shares reserved for future issuance	2,714,970	4,555,588

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

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

	Years Ended
Stock Options:	September 30, 2006	September 24, 2005	September 25, 2004
Expected life (years)	3.9	4.0	4.0
Expected volatility	48%	47%	55%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.6%	4.0%	3.3%
Fair value per option granted	$9.03	$7.02	$6.09

4. Fixed Assets

A summary of fixed assets is as follows:

	September 30, 2006	September 24, 2005
Leasehold improvements	$239,228,916	$209,740,945
Furniture and fixtures	21,221,343	18,234,757
Equipment and other	56,722,306	46,102,611

	317,172,565	274,078,313
Less: Accumulated depreciation and amortization	(139,594,566)	(109,453,408)

	$177,577,999	$164,624,905

5. Credit Arrangement

On June 24, 2005, the Company entered into a new $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and the Company has set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at the Company’s option, at either (i) the Bank’s prime rate plus 0.50% to 1.00%, or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to the continued compliance with various covenants, representations, warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, the Company and the Company’s wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of the securities of the Company’s subsidiaries to the collateral agent as security for the full payment and performance of the Company’s obligations under the Credit Facility and (iii) granted a security interest in essentially all of the Company’s personal property as security for the full payment and performance of the obligations under the Credit Facility. At September 30, 2006, there was no outstanding debt under the Credit Facility and the Company was in compliance with the terms of the bank credit agreement. As of September 30, 2006, the Company had $22.5 million of borrowing availability under the Credit Facility.

Pursuant to the terms of the new secured credit facility, the Company can issue up to $20.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 30, 2006, there were outstanding letters of credit in the amount of $7.5 million.

6. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2006 and 2016. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 11% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 30, 2006, September 24, 2005 and September 25, 2004 amounted to $121,609,201, $110,374,420 and $90,258,119, respectively, including $6,521,367, $4,973,267, $4,839,557, respectively, of contingent rentals.

As of September 30, 2006, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September:
2006	$67,500,827
2007	67,476,239
2008	66,128,183
2009	62,375,962
2010	55,192,974
Thereafter	138,084,508

Total future minimum lease payments	$456,808,694

During fiscal 2006, the Company sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases that it assumed. In the event of default, the Company could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $50.8 million through the end of fiscal 2016 which are not reflected in the table above. The scheduled future minimum rentals for these leases over the next five fiscal years and thereafter are $9.1 million, $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. Management believes that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 30, 2006.

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

The license agreement had an initial term that expires in 2012. Consistent with the Company’s decision to dispose of the Rampage stores, a termination of this agreement was negotiated which required the Company to pay an early termination fee of $1.4 million. The accrual for this charge is included within other current liabilities in the accompanying balance sheet at September 30, 2006. License fees incurred during the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004 were $2,176,661, $924,689, $902,781, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

7. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Current:
Federal	$20,368,998	$11,388,083	$8,553,161
State	4,135,957	2,185,032	1,958,945

	24,504,955	13,573,115	10,512,106
Deferred:
Federal	45,789	(2,993,800)	335,700
State	(85,200)	(408,900)	185,400

	(39,411)	(3,402,700)	521,100

	$24,465,544	$10,170,415	$11,033,206

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Tax at U.S. statutory rates	$21,569,119	$9,442,030	$9,901,595
State income taxes, net of federal tax benefit	2,703,843	1,052,112	1,351,567
Non-deductible expenses	23,723	23,788	50,782
Other, net	168,859	(347,516)	(270,737)

	$24,465,544	$10,170,415	$11,033,206

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 30, 2006	September 24, 2005
Deferred tax assets:
Inventory	$2,946,602	$3,583,838
Deferred rent	38,876,584	39,622,971
Employee benefit programs	1,366,343	1,299,142
Stock based compensation	305,046	—
State income taxes	389,013	152,969
Other accrued expenses	1,392,009	2,414,050

	45,275,597	47,072,970
Deferred tax liabilities:
Tax over book depreciation	(37,152,985)	(39,053,432)
Intangibles	(2,262,612)	(2,009,538)

	(39,415,597)	(42,062,970)

Net deferred tax assets	$5,860,000	$6,010,000

8. Supplemental Cash Flows Disclosures

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Income tax benefit of stock option transactions	$4,103,942	$149,655	$3,328,107
Cash paid during the year for:
Interest	$76,817	$61,378	$50,607
Income taxes	$8,460,553	$10,145,081	$7,418,618

9. Related Party Transactions

The Company, its Chairman of the Board and two funds managed by Apax Partners, L.P. (“Apax”), entered into a stockholders’ agreement in 1999. This agreement provides that, among other things: (1) as long as Apax owns more than 25% of the Company’s outstanding shares, it will have the right to nominate three directors, and (2) as long as Apax owns at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it will have the right to nominate two directors. The stockholders agreement also grants, subject to limitations and exceptions and only so long as Apax owns at least 1,820,735 shares, demand registration rights to Apax. The Company is responsible for certain costs of these registered offerings. Lastly, as long as Apax owns at least 1,820,735 shares, the Company is required to pay an annual fee of $250,000 in exchange for certain financial advisory services.

In conjunction with a securities offering in fiscal 2006, Apax’s holdings of the Company’s common stock were reduced below 1,820,735 shares, as a result of which provisions of the agreement with Apax discussed above are no longer in effect.

Pursuant to this agreement, the Company incurred financial advisory service fees of $250,000 in each of the past three fiscal years. In addition, the Company incurred certain costs of registered offerings in which shares were sold by Apax of $400,000 and $300,000 during the fiscal years ended September 30, 2006, and September 25, 2004, respectively. Given the historical nature of this obligation, these costs are treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

For the fiscal year ended September 25, 2004, the Company purchased approximately $235,000 of merchandise from a company primarily owned by family members of the Company’s Chairman of the Board. No purchases were made in any subsequent fiscal years. There were no related party accounts payable balances at September 30, 2006, or September 24, 2005.

10. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the “Plan”) for eligible employees. The Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under this plan were approximately $128,147, $126,954 and $113,300 for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

11. Earnings Per Share

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Income from continuing operations	$37,160,511	$16,806,814	$17,257,066
Loss on discontinuing operations	(12,022,565)	(6,005,485)	(2,173,406)

Net income	$25,137,946	$10,801,329	$15,083,660

Net income from continuing operations per share:
Basic	$ 1.65	$ 0.76	$ 0.80
Effect of dilutive warrants	(0.12)	(0.05)	(0.06)
Effect of dilutive stock options	(0.03)	(0.01)	(0.02)

Diluted	$ 1.50	$ 0.70	$ 0.72

Weighted average number of shares:
Basic	22,560,110	21,994,665	21,567,205
Effect of dilutive warrants	1,819,375	1,804,541	1,840,567
Effect of dilutive stock options	409,609	263,009	585,247

Diluted	24,789,094	24,062,215	23,993,019

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Anti-dilutive options and warrants	117,229	544,795	217,908

SCHEDULE II

CHARLOTTE RUSSE HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three fiscal years ended September 30, 2006

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Income	Adjustments and Deductions	Balance at End of Year
Fiscal year ended September 25, 2004:
Reserve for markdown of inventory	$3,500	$3,800	$3,500	$3,800
Allowance for effect of sales returns	750	700	600	850
Reserve for inventory shrinkage	174	6,167	6,128	213
Fiscal year ended September 24, 2005:
Reserve for markdown of inventory	$3,800	$2,583	$1,383	$5,000
Allowance for effect of sales returns	850	650	400	1,100
Reserve for inventory shrinkage	213	5,647	5,493	367
Fiscal year ended September 30, 2006:
Reserve for markdown of inventory	$5,000	$3,600	$4,500	$4,100
Allowance for effect of sales returns	1,100	634	824	910
Reserve for inventory shrinkage	367	8,675	8,696	346

EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the SEC and are incorporated herein by reference.

Exhibit	Description

2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.3 to Registration Statement 333-84297 filed October 19, 1999)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.2	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.3	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.4	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterprises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.5	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.15 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

10.8	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated July 9, 2003 (Exhibit 10.30 to our Form 10-K filed December 19, 2003)

10.9	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated August 31, 2003 (Exhibit 10.31 to our Form 10-K filed December 19, 2003)

10.10	Loan and Security Agreement by and among Charlotte Russe, Inc., as Borrower, direct and indirect domestic subsidiaries of Borrower and Bank of America, N.A., as Agent, dated as of June 24, 2005 (Exhibit 10.33 to our Form 10-Q filed July 22, 2005)

10.11	First Amendment by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 31, 2005 (Exhibit 99.1 to our Form 8-K filed September 6, 2005)

10.12	Offer Letter by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated August 10, 2005 (Exhibit 10.1 to our Form 8-K filed September 14, 2006)

Exhibit	Description

10.13	Purchase Agreement by and among Charlotte Russe, Inc. and Forever 21 Retail, Inc. dated June 29, 2006*

10.14	Offer Letter by and between Charlotte Russe Holding, Inc. and Edward Wong dated August 10, 2005*

10.15	Offer Letter by and between Charlotte Russe Holding, Inc. and Patricia A. Shields dated August 11, 2006*

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (See signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b) Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable as the information has been provided in the consolidated financial statements or related notes thereto.