Form 10-Q
period 2006-12-30
CHARLOTTE RUSSE HOLDING INC
filed 2007-01-26
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2006

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

The number of shares of common stock outstanding as of January 24, 2007 was 25,311,364.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2006	September 30, 2006	December 24, 2005
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,887,735	$90,229,040	$59,976,780
Inventories	39,498,022	44,864,617	41,329,477
Landlord allowances receivable	3,351,310	8,183,959	4,573,444
Prepaid rent expense	9,751,966	—	—
Other current assets	5,685,102	3,196,891	3,389,090
Deferred tax assets	6,160,000	6,010,000	7,800,000
Current assets of discontinued operations	—	—	10,594,076

Total current assets	181,334,135	152,484,507	127,662,867

Fixed assets, net	182,026,016	177,577,999	167,273,205
Goodwill	28,790,000	28,790,000	28,790,000
Other assets	698,299	666,216	524,688
Deferred tax assets	300,000	—	—
Non-current assets of discontinued operations	—	—	24,073,036

Total assets	$393,148,450	$359,518,722	$348,323,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$32,046,491	$24,418,975	$23,268,607
Accounts payable, other	5,897,948	8,162,766	8,312,074
Accrued payroll and related expense	4,485,149	6,908,204	6,609,822
Income and sales taxes payable	13,646,267	5,648,541	7,177,584
Other current liabilities	10,464,555	10,002,442	15,718,281
Current liabilities of discontinued operations	—	—	5,846,673

Total current liabilities	66,540,410	55,140,928	66,933,041

Deferred rent	97,047,623	97,773,445	92,998,751
Other liabilities	—	—	43,894
Deferred tax liabilities	—	150,000	1,300,000
Non-current liabilities of discontinued operations	—	—	10,259,094

Total liabilities	163,588,033	153,064,373	171,534,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 25,311,364, 24,878,050 and 22,421,652 at December 30, 2006, September 30, 2006, and December 24, 2005, respectively	253,114	248,780	224,217
Additional paid-in capital	74,103,617	64,902,477	53,340,724
Retained earnings	155,203,686	141,303,092	123,224,075

Total stockholders’ equity	229,560,417	206,454,349	176,789,016

Total liabilities and stockholders’ equity	$393,148,450	$359,518,722	$348,323,796

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Net sales	$209,238,850	$178,495,124
Cost of goods sold, including buying, distribution and occupancy costs	149,562,875	129,504,787

Gross profit	59,675,975	48,990,337
Selling, general and administrative expenses	37,892,205	33,575,981

Operating income	21,783,770	15,414,356

Other income (expense):
Interest income, net	1,192,419	352,617
Other charges, net	—	(62,506)

Total other income	1,192,419	290,111

Income from continuing operations before income taxes	22,976,189	15,704,467
Income taxes	9,075,595	6,234,673

Income from continuing operations	13,900,594	9,469,794

Loss on discontinued operations, net of tax (Note 2)	—	(2,410,865)

Net income	$13,900,594	$7,058,929

Earnings per share—basic:
Continuing operations	$0.56	$0.43
Discontinued operations	—	(0.11)

Basic	$0.56	$0.32

Earnings per share—diluted:
Continuing operations	$0.55	$0.39
Discontinued operations	—	(0.10)

Diluted	$0.55	$0.29

Weighted average shares outstanding:
Basic	25,044,851	22,212,200

Diluted	25,371,624	24,468,064

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Operating Activities
Net income	$13,900,594	$7,058,929
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss on discontinued operations	—	2,410,865
Depreciation and amortization	7,897,611	7,808,286
Amortization of construction allowances	(1,082,825)	(2,808,511)
Landlord construction allowances	452,888	4,140,077
Deferred rent	(95,885)	325,860
Stock based compensation	315,720	620,000
Loss on disposal of assets	147,683	153,949
Deferred income taxes	(600,000)	(490,000)
Changes in operating assets and liabilities:
Inventories	5,366,595	3,803,930
Other current assets	(7,407,528)	3,128,437
Accounts payable, trade	7,627,516	(4,155,753)
Accounts payable, other	(2,264,818)	1,535,311
Accrued payroll and related expense	(2,423,055)	3,437,617
Income and sales taxes payable	7,997,726	4,081,774
Other current liabilities	1,584,183	5,931,266

Net cash provided by operating activities of continuing operations	31,416,405	36,982,037
Net cash used in operating activities of discontinued operations	—	(1,574,249)

Net cash provided by operating activities	31,416,405	35,407,788

Investing Activities
Purchases of fixed assets	(13,607,292)	(10,595,535)
Other assets	(40,172)	50,994

Net cash used in investing activities of continuing operations	(13,647,464)	(10,544,541)
Net cash used in investing activities of discontinued operations	—	(515,808)

Net cash used in investing activities	(13,647,464)	(11,060,349)

Financing Activities
Proceeds from issuance of common stock	6,772,454	1,609,853
Excess tax benefits from option exercises	2,117,300	390,000

Net cash provided by financing activities	8,889,754	1,999,853

Net increase in cash and cash equivalents	26,658,695	26,347,292
Cash and cash equivalents at beginning of the period	90,229,040	33,629,488

Cash and cash equivalents at end of the period	$116,887,735	$59,976,780

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 30, 2006.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 30, 2006 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2006.

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

As a result, operating results for all Rampage stores during fiscal 2006 have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Income. Details of those results were as follows:

Three Months Ended December 24, 2005 (13 weeks)
Net sales	$22,959,071

Loss from operations	$3,998,118
Income tax benefit	1,587,253

Net loss on discontinued operations	$2,410,865

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Discontinued Operations (continued)

In addition, the Company has segregated the assets and liabilities related to the Rampage stores and shown them as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. As of September 30, 2006 and December 30, 2006, there were no assets or liabilities that required segregation.

3. Stock Based Compensation

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Although the Plan allows for issuance of incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards and performance awards, no such awards have been granted to date. Stock options generally vest ratably over five years and expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity during the first three months of fiscal 2007 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,621,700	$17.61	8.0	$16,110,603

Granted	11,000	28.48		—
Cancelled	(37,300)	18.08		—
Exercised	(427,541)	15.56		$5,881,390

Outstanding at December 30, 2006	1,167,859	$18.44	8.6	$14,372,849

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during the three months ended December 30, 2006 was $6.6 million and the actual tax benefit realized from these exercises was $2.1 million.

Options outstanding and exercisable at December 30, 2006 were as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$10.18—$15.00	597,359	7.9	$12.48	$10,912,071	71,159	$12.08	$1,328,444
$15.01—$20.00	67,500	8.8	17.57	889,583	8,300	16.62	117,287
$20.01—$25.00	36,400	7.9	22.36	305,287	15,000	21.80	134,295
$25.01—$30.00	460,600	9.7	25.84	2,263,388	2,500	27.00	9,375
$30.01—$30.33	6,000	9.9	30.33	2,520	—	—	—

	1,167,859	8.6	$18.44	$14,372,849	96,959	$14.36	$1,589,401

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Stock Based Compensation (continued)

Subject to adjustments for stock splits and similar events, there were a total of 3,250,000 shares authorized under the Plan at December 30, 2006 of which 924,000 were available for future issuance. There were 195,570 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at December 30, 2006.

Accounting for Stock Based Compensation Expense

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, except for options granted just prior to the Company’s initial public offering for 120,000 shares, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” related interpretations, and Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

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

The Company recognized the following stock based compensation expense for its stock option and employee stock purchase plans as follows:

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Cost of goods sold	$53,207	$200,000
Selling, general and administrative expenses	262,513	420,000

Compensation expense	315,720	620,000
Income tax benefit	124,709	246,140

Reduction of net income	$191,011	$373,860

Reduction of earnings per share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

As of December 30, 2006, there was $3.6 million (before any related tax benefit) of total unrecognized compensation expense related to nonvested share based compensation that is expected to be recognized over a weighted average period of 2.2 years. The fair value of shares vested during the three months ended December 30, 2006, was $1.0 million.

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

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

	Three Months Ended
Stock Options:	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Expected life (years)	3.8	4.1
Expected volatility	45%	48%
Expected dividend yield	0%	0%
Risk-free interest rate	4.5%	4.3%
Fair value per option granted	$9.47	$6.40

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

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Net income from continuing operations	$13,900,594	$9,469,794
Loss on discontinued operations	—	(2,410,865)

Net income	$13,900,594	$7,058,929

Weighted average number of shares:
Basic	25,044,851	22,212,200
Effect of dilutive warrants	—	1,852,315
Effect of dilutive stock options	326,773	403,549

Diluted	25,371,624	24,468,064

Net income from continuing operations per share:
Basic	$0.56	$0.43
Effect of dilutive warrants	—	(0.03)
Effect of dilutive stock options	(0.01)	(0.01)

Diluted	$0.55	$0.39

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Anti-dilutive options and warrants	469,038	634,962

5. Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability included within accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the gift cards are redeemed for merchandise, the Company records revenue. Over time, some portion of the gift cards issued is not redeemed. Beginning with the second quarter of fiscal 2006, the liability balance is adjusted to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Upon adoption of this method of accounting, the Company’s net sales included an adjustment of $2.0 million to reduce gift card liabilities for estimated unredeemed amounts as of the beginning of the second quarter of fiscal 2006.

6. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

7. Commitments and Contingencies

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

FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report on Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” and “will,” or other similar words, phrases or expressions. We have based these forward-looking statements on our current expectations and projections about future events. Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under the heading “Risk Factors” in this quarterly report on Form 10-Q; changes in consumer demand; changes in consumer fashion taste; and changes in business strategies and decisions. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences, and weather. All forward-looking statements included in this quarterly report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements.

Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission, or SEC, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our operating results, expressed as a percentage of net sales, and Charlotte Russe store numbers for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Net sales	100.0%	100.0%
Cost of goods sold	71.5	72.6

Gross profit	28.5	27.4
Selling, general and administrative expenses	18.1	18.8

Operating income	10.4	8.6
Interest income, net	0.6	0.2
Other charges, net	—	(0.0)

Income from continuing operations before income taxes	11.0	8.8
Income taxes	4.4	3.5

Income from continuing operations	6.6	5.3
Loss on discontinued operations	—	(1.3)

Net income	6.6%	4.0%

Charlotte Russe stores open at end of period	392	356

Three Months Ended December 30, 2006 Compared to the Three Months Ended December 24, 2005

Net Sales. Our net sales increased to $209.2 million from $178.5 million, an increase of $30.7 million, or 17.2%, over the same quarter last year. This increase reflects $28.2 million of additional net sales from five new stores opened during the first quarter of fiscal 2007, net sales from stores opened in prior fiscal years that did not qualify as comparable stores and the impact of the 1-week shift in the fiscal calendar in 2007. Consistent with our fiscal year policy, fiscal 2006 included an extra week of business as the fiscal year end was reset at September 30, 2006. As a result, the first quarter of fiscal 2007 shifted forward to include the week between Christmas and New Year’s Day; whereas, the same quarter last year ended on December 24, 2005 and did not benefit from the strong clearance selling that traditionally occurs after Christmas. The increase in net sales also benefited from a 1.5% increase in comparable store sales, adjusted to align with comparable weeks last year, which resulted in additional sales of $2.5 million compared to the same period last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $59.7 million from $49.0 million, an increase of $10.7 million, or 21.8%, over the same quarter last year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 28.5% from 27.4%, or 1.1 percentage points, from the same quarter last year. The increase in gross profit as a percentage of net sales was principally due to higher initial mark-up (0.9 percentage point impact), leveraging of store rent and occupancy costs as these expenses were spread over a higher average store sales volume (0.5 percentage point impact) and lower buying departmental expenses (0.2 percentage point impact). These favorable factors were partially offset by higher freight costs (0.5 percentage point impact) and higher markdown expense (0.2 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $37.9 million from $33.6 million, an increase of $4.3 million, or 12.9%, over the same quarter last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% from 18.8%, or 0.7 percentage points, from the same quarter last year. The decrease in expenses as a percentage of net sales was principally due to lower home office expenses (0.6 percentage point impact) and a reduction in marketing expenses (0.3 percentage point impact). These favorable factors were partially offset by higher store operating expenses (0.2 percentage point impact).

Income Taxes. Our effective tax rate of 40% for fiscal 2007 approximates our statutory income tax rate and is comparable to the rate utilized in the same quarter last year.

Income from Continuing Operations. Our income from continuing operations increased to $13.9 million from $9.5 million, an increase of $4.4 million, or 46.8%, over the same quarter last year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses and income taxes.

Loss on Discontinued Operations. As a result of their disposition in fiscal 2006, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. We incurred a net loss of $2.4 million in the first quarter of fiscal 2006. Due to the disposition of these stores prior to the beginning of fiscal 2007, no such losses were incurred in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of December 30, 2006, we had working capital of approximately $114.8 million which included cash and cash equivalents of $116.9 million.

The following chart provides a summary of our sources and uses of cash during the first three months of fiscal 2007 and 2006:

	Three Months Ended
	December 30, 2006 (13 weeks)	December 24, 2005 (13 weeks)
Net cash provided by operating activities	$31,416,405	$35,407,788
Net cash used in investing activities	(13,647,464)	(11,060,349)
Net cash provided by financing activities	8,889,754	1,999,853

Change in cash position	$26,658,695	$26,347,292

During the first quarter of fiscal 2007, our net cash provided by operations decreased $4.0 million over the same period of the prior fiscal year due to an $7.3 million increase in working capital primarily associated with increased prepaid rents, a $3.7 million reduction in landlord construction allowances and a $0.8 million change in other factors including stock based compensation expense and deferred rent charges during the first quarter of fiscal 2007. Offsetting these factors was a $4.4 million increase in income from continuing operations, a $1.8 million increase in depreciation net of construction allowance amortization, and a $1.6 million improvement in cash provided from discontinued operations as a result of disposing of the Rampage assets. Net cash used in investing activities primarily consists of capital expenditures. It increased $2.6 million during the first quarter of fiscal year 2007 as a result of increased capital spending associated with the opening of 5 new stores, compared to 14 new stores in the same period of the prior fiscal year, and funding for 15 remodeled stores, compared to 2 remodeled stores in the same period of the prior fiscal year, and increased investments in our information systems and other corporate projects. Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock option and warrant exercises offset by securities offering costs paid by us. It increased $6.9 million in the first quarter of fiscal 2007 due to a greater number of stock option exercises during the period.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2007 are projected to range from approximately $55.0 million to $65.0 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At December 30, 2006, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of December 30, 2006, we had $23.6 million of borrowing availability under the Credit Facility.

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

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at December 30, 2006 totaled approximately $3.9 million, including $2.2 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of December 30, 2006 was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$443,918	$67,470	$133,147	$115,352	$127,949
Other obligations	30,284	30,284	—	—	—

	$474,202	$97,754	$133,147	$115,352	$127,949

Commercial Obligations
Documentary letters of credit	$1,705	$1,705	$—	$—	$—
Standby letters of credit	2,222	2,222	—	—	—

	$3,927	$3,927	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $50.8 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2007, 2008, 2009, 2010, 2011, and thereafter are $9.1 million, $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of December 30, 2006.

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

Off-Balance Sheet Arrangements

As of December 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 6 to our consolidated financial statements for the period ended December 30, 2006, on page 10.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 30, 2006, we had no borrowings against the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

We believe our market risk exposure is minimal.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our first fiscal quarter ended December 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks set forth below with an asterisk (*) next to the title include certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2006 and our subsequent filings with the SEC.

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

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages for the

Charlotte Russe stores have ranged as high as positive 21.0% and as low as negative 6.6% over the last nine fiscal quarters and we expect low single-digit comparable store sales percentage increases during the second quarter of fiscal 2007. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. In addition, the calendar shift caused by having a 53rd week in fiscal 2006 had the effect of transferring the week between Christmas and New Year’s Day into the first quarter of fiscal 2007, which increased our net sales in the first quarter of fiscal 2007, but will likely negatively impact our net sales during the second quarter of fiscal 2007. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

We rely on our management team to implement our business strategy successfully.(*)

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, who are “at will” employees and have made a significant contribution to our business. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. For example, our Chief Financial Officer has indicated he intends to resign from that position by the end of June 2007. We may be unable to hire a replacement in a timely manner. Our success in the future will also depend upon our ability to attract, train and retain talented and qualified personnel.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Letter Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated December 5, 2006 (1)

10.2	First Amendment to Amended and Restated Employment Agreement by and between Charlotte Russe Holding, Inc. and Bernard Zeichner dated December 21, 2006 (2)

10.3	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 6, 2006.
(2)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 26th day of January, 2007.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer