Form 10-Q
period 2007-03-31
CHARLOTTE RUSSE HOLDING INC
filed 2007-04-27
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 25, 2007, the registrant had 25,324,264 shares of common stock outstanding.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006	March 25, 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,212,975	$90,229,040	$52,581,518
Inventories	44,283,700	44,864,617	48,317,616
Landlord allowances receivable	4,626,108	8,183,959	1,914,208
Prepaid rent expense	10,609,507	—	—
Other current assets	3,792,555	3,196,891	4,258,654
Deferred tax assets	6,120,000	6,010,000	16,400,000
Current assets of discontinued operations	—	—	7,502,744

Total current assets	167,644,845	152,484,507	130,974,740

Fixed assets, net	187,974,808	177,577,999	162,889,868
Goodwill	28,790,000	28,790,000	28,790,000
Other assets	674,345	666,216	540,304

Total assets	$385,083,998	$359,518,722	$323,194,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$32,744,525	$24,418,975	$27,911,475
Accounts payable, other	5,065,471	8,162,766	5,101,972
Accrued payroll and related expense	6,455,680	6,908,204	4,466,165
Income and sales taxes payable	2,887,402	5,648,541	2,694,373
Other current liabilities	7,276,460	10,002,442	8,330,077
Current liabilities of discontinued operations	—	—	5,096,966

Total current liabilities	54,429,538	55,140,928	53,601,028

Deferred rent	95,885,999	97,773,445	91,162,639
Other liabilities	—	—	43,894
Deferred tax liabilities	140,000	150,000	1,790,000
Non-current liabilities of discontinued operations	—	—	9,974,186

Total liabilities	150,455,537	153,064,373	156,571,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 25,324,264, 24,878,050 and 22,457,666 at March 31, 2007, September 30, 2006, and March 25, 2006, respectively	253,243	248,780	224,577
Additional paid-in capital	75,337,395	64,902,477	55,227,202
Retained earnings	159,037,823	141,303,092	111,171,386

Total stockholders’ equity	234,628,461	206,454,349	166,623,165

Total liabilities and stockholders’ equity	$385,083,998	$359,518,722	$323,194,912

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007 (13 weeks)	March 25, 2006 (13 weeks)	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Net sales	$161,091,449	$153,709,011	$370,330,299	$332,204,135
Cost of goods sold, including buying, distribution and occupancy costs	120,749,163	114,148,945	270,312,038	243,653,732

Gross profit	40,342,286	39,560,066	100,018,261	88,550,403
Selling, general and administrative expenses	36,132,223	30,983,354	74,024,428	64,559,335

Operating income	4,210,063	8,576,712	25,993,833	23,991,068
Other income (expense):
Interest income, net	1,342,512	594,174	2,534,931	946,791
Other charges, net	—	(66,679)	—	(129,185)

Total other income	1,342,512	527,495	2,534,931	817,606

Income from continuing operations before income taxes	5,552,575	9,104,207	28,528,764	24,808,674
Income taxes	1,718,438	3,614,371	10,794,033	9,849,044

Income from continuing operations	3,834,137	5,489,836	17,734,731	14,959,630
Loss on discontinued operations, net of tax (Note 2)	—	17,542,525	—	19,953,390

Net income (loss)	$3,834,137	$(12,052,689)	$17,734,731	$(4,993,760)

Earnings (loss) per share—basic:
Continuing operations	$0.15	$0.24	$0.70	$0.67
Discontinued operations	—	(0.78)	—	(0.89)

Basic	$0.15	$(0.54)	$0.70	$(0.22)

Earnings (loss) per share—diluted:
Continuing operations	$0.15	$0.22	$0.70	$0.61
Discontinued operations	—	(0.71)	—	(0.81)

Diluted	$0.15	$(0.49)	$0.70	$(0.20)

Weighted average shares outstanding:
Basic	25,316,126	22,444,145	25,180,488	22,328,173

Diluted	25,550,989	24,630,149	25,464,766	24,550,390

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007 (13 weeks)	March 25, 2006 (13 weeks)	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Operating Activities
Net income (loss)	$3,834,137	$(12,052,689)	$17,734,731	$(4,993,760)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	—	17,542,525	—	19,953,390
Depreciation and amortization	9,431,236	7,839,879	17,328,847	15,648,165
Amortization of construction allowances	(5,093,444)	(2,771,383)	(6,176,269)	(5,579,894)
Landlord construction allowances	4,616,867	708,936	5,069,755	4,849,013
Deferred rent	(685,047)	226,335	(780,932)	552,195
Stock based compensation	744,000	316,000	1,059,720	936,000
Loss on disposal of assets	1,039,154	95,489	1,186,837	249,438
Deferred income taxes	480,000	822,500	(120,000)	332,500
Changes in operating assets and liabilities
Inventories	(4,785,678)	(6,988,139)	580,917	(3,184,209)
Other current assets	(239,792)	1,789,672	(7,647,320)	4,918,109
Accounts payable, trade	698,034	4,642,868	8,325,550	487,115
Accounts payable, other	(832,477)	(3,210,102)	(3,097,295)	(1,674,791)
Accrued payroll and related expense	1,970,531	(2,143,657)	(452,524)	1,293,960
Income and sales taxes payable	(10,758,865)	(4,483,211)	(2,761,139)	(401,437)
Other current liabilities	(3,188,095)	(7,388,204)	(1,603,912)	(1,456,938)

Net cash provided by (used in) operating activities of continuing operations	(2,769,439)	(5,053,181)	28,646,966	31,928,856
Net cash used in operating activities of discontinued operations	—	(1,441,903)	—	(3,016,152)

Net cash provided by (used in) operating activities	(2,769,439)	(6,495,084)	28,646,966	28,912,704

Investing Activities
Purchases of fixed assets	(16,407,048)	(2,731,991)	(30,014,340)	(13,327,526)
Other assets	11,820	(30,616)	(28,352)	20,378

Net cash used in investing activities of continuing operations	(16,395,228)	(2,762,607)	(30,042,692)	(13,307,148)
Net cash provided by (used in) investing activities of discontinued operations	—	291,591	—	(224,217)

Net cash used in investing activities	(16,395,228)	(2,471,016)	(30,042,692)	(13,531,365)

Financing Activities
Proceeds from issuance of common stock	(152,303)	370,391	6,620,151	1,980,244
Excess tax benefits from option exercises	642,210	1,200,447	2,759,510	1,590,447

Net cash provided by financing activities	489,907	1,570,838	9,379,661	3,570,691

Net increase (decrease) in cash and cash equivalents	(18,674,760)	(7,395,262)	7,983,935	18,952,030
Cash and cash equivalents at beginning of the period	116,887,735	59,976,780	90,229,040	33,629,488

Cash and cash equivalents at end of the period	$98,212,975	$52,581,518	$98,212,975	$52,581,518

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

Due to the seasonal nature of the Company’s business, the results of operations for the six month period ended March 31, 2007 are not necessarily indicative of the results of a full fiscal year.

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

As a result, operating results for all Rampage stores during fiscal 2006 have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Operations. Details of those results were as follows:

	Three Months Ended March 25, 2006 (13 weeks)	Six Months Ended March 25, 2006 (26 weeks)
Net sales	$17,359,712	$40,318,783

Loss from operations	$6,592,081	$10,590,199
Impairment charges	22,500,000	22,500,000

Loss from operations	29,092,081	33,090,199
Income tax benefit	11,549,556	13,136,809

Net loss on discontinued operations	$17,542,525	$19,953,390

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Discontinued Operations (continued)

In addition, the Company has segregated the assets and liabilities related to the Rampage stores and shown them as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. As of September 30, 2006 and March 31, 2007, there were no assets or liabilities that required segregation.

3. Stock Based Compensation

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. At March 31, 2007, there were a total of 3,250,000 shares authorized under the Plan of which 1,158,959 were outstanding and 920,000 were available for future issuance. There were 188,797 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at March 31, 2007.

The Company recognized the following stock based compensation expense for its stock option and employee stock purchase plans as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007 (13 weeks)	March 25, 2006 (13 weeks)	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Cost of goods sold	$141,293	$57,600	$194,500	$257,600
Selling, general and administrative expenses	602,707	258,400	865,220	678,400

Compensation expense	744,000	316,000	1,059,720	936,000
Income tax benefit	293,136	125,452	417,530	371,592

Reduction of net income	$450,864	$190,548	$642,190	$564,408

Reduction of earnings per share:
Basic	$0.02	$0.01	$0.03	$0.03

Diluted	$0.02	$0.01	$0.03	$0.03

4. Net Income Per Common Share

Basic earnings per share is calculated based on the weighted average outstanding common shares. Diluted earnings per share is calculated based on the weighted average outstanding shares and potentially dilutive stock options and warrants. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended		Six Months Ended
	March 31, 2007 (13 weeks)	March 25, 2006 (13 weeks)	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Income from continuing operations	$3,834,137	$5,489,836	$17,734,731	$14,959,630
Loss on discontinued operations	—	(17,542,525)	—	(19,953,390)

Net income (loss)	$3,834,137	$(12,052,689)	$17,734,731	$(4,993,760)

Weighted average number of shares:
Basic	25,316,126	22,444,145	25,180,488	22,328,173
Effect of dilutive warrants	—	1,858,858	—	1,855,611
Effect of dilutive stock options	234,863	327,146	284,278	366,606

Diluted	25,550,989	24,630,149	25,464,766	24,550,390

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31, 2007 (13 weeks)	March 25, 2006 (13 weeks)	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Anti-dilutive options and warrants	475,709	678,115	479,684	663,778

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

The extra 53rd week in fiscal 2006 caused a 1-week shift in our 2007 fiscal calendar, referred to as the Retail Calendar Shift, resulting in the end of the first three fiscal quarters of 2007 being shifted forward one week relative to their ending dates last year. Due to seasonal influences near the quarter end dates, year-over-year comparisons during fiscal 2007 are impacted by the Retail Calendar Shift. This was most significant during the first and second quarters of fiscal 2007. For example, the robust selling week between Christmas and New Year’s Day was included in the first quarter of fiscal 2007; whereas, the same week had been included in the second quarter last year. The impact of the Retail Calendar Shift on comparisons of sales, gross profit and operating margins between these two quarters and prior year results should be taken into consideration; and, year-to-date comparisons may provide more meaningful information.

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.0	74.3	73.0	73.3

Gross profit	25.0	25.7	27.0	26.7
Selling, general and administrative expenses	22.4	20.1	20.0	19.5

Operating income	2.6	5.6	7.0	7.2
Interest income, net	0.9	0.4	0.7	0.3
Other charges, net	—	(0.1)	—	(0.0)

Income from continuing operations before income taxes	3.5	5.9	7.7	7.5
Income taxes	1.1	2.3	2.9	3.0

Income from continuing operations	2.4	3.6	4.8	4.5
Loss on discontinued operations	—	(11.4)	—	(6.0)

Net income (loss)	2.4%	(7.8)%	4.8%	(1.5)%

Charlotte Russe stores open at end of period	395	354	395	354

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 25, 2006

Net Sales. Our net sales increased to $161.1 million from $153.7 million, an increase of $7.4 million, or 4.8%, over the same quarter last year. This increase reflects the impact of a 4.8% increase in comparable store sales which was calculated against prior year sales that have been adjusted to align with comparable weeks this year. In addition, it reflects the contribution of additional net sales from 3 net store openings (net of 3 closures) during the quarter ended March 31, 2007, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores. We estimate that the Retail Calendar Shift negatively impacted the second quarter net sales by about $9.0 million, and overall sales would have increased 10.7% had it not been for the Retail Calendar Shift.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $40.3 million from $39.6 million, an increase of $0.7 million, or 2.0%, from the same quarter last year. This increase in amount was primarily due the result of higher net sales offset by the sales impact of the calendar shift noted above and the non-recurring $2.0 million cumulative adjustment for unredeemed gift card liabilities during the second quarter last year. As a percentage of net sales, gross profit decreased to 25.0% from 25.7%, or 0.7 percentage points, from the same quarter last year. The decrease in gross profit as a percentage of net sales was principally due to increased store rent and occupancy costs (2.3 percentage point impact), inclusive of the impact of the calendar shift noted above which caused these expenses to be spread over a lower average store sales volume, last year’s non-recurring gift card liability adjustment (1.3 percentage point impact), higher shrinkage expense (0.9 percentage point impact), higher buying department expenses (0.3 percentage point impact) and other factors (0.1 percentage point impact). These unfavorable factors were partially offset by higher initial mark-up (2.3 percentage point impact) and reduced markdown expense (1.9 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $36.1 million from $31.0 million, an increase of $5.1 million, or 16.6%, over the same quarter last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.4% from 20.1%, or 2.3 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was principally due to increased store compensation and home office expenses (1.9 percentage point impact), inclusive of the impact of the calendar shift noted above which caused these expenses to be spread over a lower average store sales volume, higher store operating expenses (0.3 percentage point impact) and other factors (0.1 percentage point impact).

Income Taxes. Our effective tax rate of 39.4% for fiscal 2007 approximates our statutory income tax rate and is less than the 39.7% rate utilized in the same quarter last year due to the anticipation of lower state income tax rates than reflected in last year’s accruals. In that regard, we made a $0.4 million adjustment to this quarter’s expense for the over-accrual of state income tax expense during fiscal 2006 that was identified upon filing our various fiscal 2006 state tax returns in 2007.

Income from Continuing Operations. Our income from continuing operations decreased to $3.8 million from $5.5 million, a decrease of $1.7 million, or 30.2%, from the same quarter last year. The decrease was primarily due to the $2.0 pre-tax cumulative adjustment for unredeemed gift card liabilities during the second quarter last year and the impact of the calendar shift noted above. As a result, the growth of gross profit was more than offset by the growth of selling, general and administrative expenses. The net unfavorable impact of these factors was partially offset by reduced income tax expense.

Loss on Discontinued Operations. As a result of their disposition in fiscal 2006, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. We incurred a net loss of $17.5 million in the second quarter of fiscal 2006 which included a $22.5 million pre-tax impairment charge. Due to the disposition of these stores prior to the beginning of fiscal 2007, no such losses were incurred in the second quarter of fiscal 2007.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 25, 2006

Net Sales. Our net sales increased to $370.3 million from $332.2 million, an increase of $38.1 million, or 11.5%, over the same period last year. This increase reflects $28.6 million of additional net sales from 8 net store openings (net of 3 closures) during the first six months of fiscal 2007 and net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales also benefited from a 3.1% increase in comparable store sales, adjusted to align with comparable weeks last year, which resulted in additional sales of $9.5 million compared to the same period last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $100.0 million from $88.6 million, an increase of $11.4 million, or 13.0%, over the same period last year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 27.0% from 26.7%, or 0.3 percentage points, from the same period last year. Gross profit as a percentage of net sales reflected higher initial mark-up (1.5 percentage point impact) and reduced markdown expense (0.7 percentage point impact). These favorable factors were offset by last year’s gift card liability adjustment (0.6 percentage point impact), increased store rent and occupancy costs (0.6 percentage point impact), higher freight costs (0.3 percentage point impact), higher shrinkage expense (0.3 percentage point impact) and other factors (0.1 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $74.0 million from $64.6 million, an increase of $9.4 million, or 14.7%, over the same period last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% from 19.5%, or 0.5 percentage points, from the same period last year. The increase in expenses as a percentage of net sales was principally due to higher store payroll and related expenses (0.4 percentage point impact) and higher store operating expenses (0.2 percentage point impact), offset by other factors (0.1 percentage point impact).

Income Taxes. Our effective tax rate of 39.4% for fiscal 2007 approximates our statutory income tax rate and is less than the 39.7% rate utilized in the same quarter last year due to the anticipation of lower state income tax rates than reflected in last year’s accruals. In that regard, we made a $0.4 million adjustment to fiscal 2007 expenses for the over-accrual of state income tax expense during fiscal 2006 that was identified upon filing our various fiscal 2006 state tax returns in fiscal 2006.

Income from Continuing Operations. Our income from continuing operations increased to $17.7 million from $15.0 million, an increase of $2.7 million, or 18.6%, over the same period last year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses and income taxes.

Loss on Discontinued Operations. As a result of their disposition in fiscal 2006, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. We incurred a net loss of $20.0 million in the first six months of fiscal 2006 which included a $22.5 million pre-tax impairment charge. Due to the disposition of these stores prior to the beginning of fiscal 2007, no such losses were incurred in the first six months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings, remodels and information system implementations. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of March 31, 2007, we had working capital of approximately $113.2 million which included cash and cash equivalents of $98.2 million.

The following chart provides a summary of our sources and uses of cash during the first six months of fiscal 2007 and 2006:

	Six Months Ended
	March 31, 2007 (26 weeks)	March 25, 2006 (26 weeks)
Net cash provided by operating activities	$28,646,966	$28,912,704
Net cash used in investing activities	(30,042,692)	(13,531,365)
Net cash provided by financing activities	9,379,661	3,570,691

Change in cash position	$7,983,935	$18,952,030

During the first six months of fiscal 2007, our net cash provided by operations decreased $0.3 million over the same period of the prior fiscal year due to a $6.6 million increase in working capital primarily associated with increased prepaid rents which was partially offset by a $2.8 million increase in income from continuing operations, a $0.8 million improvement of other factors and a $3.0 million improvement in cash provided from discontinued operations as a result of disposing of the Rampage assets. Net cash used in investing activities primarily consists of capital expenditures. It increased $16.5 million during the first six months of fiscal year 2007 as a result of increased capital spending associated with implementation of the new point-of-sale systems to our stores, funding for 17 remodeled stores (compared to 2 remodeled stores in the same period of the prior fiscal year), opening of 11 new stores (compared to 14 new stores in the same period of the prior fiscal year), and increased investments in our information systems and other corporate projects. Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock option and warrant exercises offset by securities offering costs paid by us. It increased $5.8 million in the first six months of fiscal 2007 due to a greater number of stock option exercises during the period.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2007 are projected to range from approximately $65.0 million to $75.0 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At March 31, 2007, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of March 31, 2007, we had $25.4 million of borrowing availability under the Credit Facility.

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

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at March 31, 2007 totaled approximately $4.6 million, including $2.2 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of March 31, 2007 was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$447,019	$68,735	$134,918	$114,819	$128,547
Other obligations	30,686	30,686	—	—	—

	$477,705	$99,421	$134,918	$114,819	$128,547

Commercial Obligations
Documentary letters of credit	$2,422	$2,422	$—	$—	$—
Standby letters of credit	2,222	2,222	—	—	—

	$4,644	$4,644	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $50.8 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2007, 2008, 2009, 2010, 2011 and thereafter are $9.1 million, $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of March 31, 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 6 to our consolidated financial statements for the period ended March 31, 2007, on page 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As of March 31, 2007, we had no borrowings against the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended March 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our quarterly results of operations for our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 21.0% and as low as negative 6.6% over the last 10 fiscal quarters and we expect low single-digit comparable store sales percentage increases during the third quarter of fiscal 2007. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. In addition, the calendar shift caused by having a 53rd week in fiscal 2006 had the effect of transferring the week between Christmas and New Year’s Day into the first quarter of fiscal 2007, which increased our net sales in the first quarter of fiscal 2007, but negatively impacted our net sales during the second quarter of fiscal 2007. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

The failure to efficiently complete the planned replacement of certain of our technology and information systems could negatively impact our business.(*)

The efficient operation of our business is heavily dependent on information systems. In particular, we rely upon technology and information systems for inventory control, point-of-sale processing and other critical information. We periodically review, improve and, under certain circumstances, replace information systems to provide enhanced support to all operating areas. We are in the process of installing an upgraded point-of-sale system at each of our stores which we expect will be completed prior to the end of fiscal 2007. If such upgrades and enhancements to the point-of-sale system, or any other systems, are not successfully implemented, then the current systems may not be able to continue to adequately support our information requirements.

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

We held our Annual Meeting of Stockholders on February 14, 2007, during which seven directors were elected to our Board of Directors with 23,084,361 votes tendered, representing 91.2% of the 25,311,364 shares eligible to vote. Individual vote totals were as follows:

Name of Director	Votes For	Votes Withheld
Paul R. Del Rossi	21,883,075	1,201,286
Mark A. Hoffman	22,180,615	903,746
Allan W. Karp	20,276,799	2,807,562
Leonard H. Mogil	20,892,808	2,191,553
Mark J. Rivers	22,349,622	734,739
Jennifer C. Salopek	22,055,482	1,028,879
Bernard Zeichner	21,171,476	1,912,885

In addition, a proposal to amend our Amended and Restated Bylaws to permit our Board of Directors to fix the authorized number of directors from time to time was approved having received 22,352,922 favorable votes, representing 96.8% of the votes cast, and 731,439 votes against with 2,227,003 shares abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of Charlotte Russe Holding, Inc.

10.1	Second Amendment to Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated February 14, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 27th day of April, 2007.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ DANIEL T. CARTER
Daniel T. Carter Executive Vice President and Chief Financial Officer