Form 10-Q
period 2007-06-30
CHARLOTTE RUSSE HOLDING INC
filed 2007-07-30
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 26, 2007, the registrant had 25,350,238 shares of common stock outstanding.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006	June 24, 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,513,806	$90,229,040	$65,530,657
Inventories	53,509,082	44,864,617	51,487,563
Landlord allowances receivable	5,763,883	8,183,959	3,372,516
Prepaid rent expense	10,144,846	—	—
Other current assets	7,945,701	3,196,891	3,046,230
Deferred tax assets	6,120,000	6,010,000	15,700,000
Current assets of discontinued operations	—	—	3,281,185

Total current assets	170,997,318	152,484,507	142,418,151

Fixed assets, net	205,832,074	177,577,999	163,454,046
Goodwill	28,790,000	28,790,000	28,790,000
Other assets	660,023	666,216	529,187

Total assets	$406,279,415	$359,518,722	$335,191,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$36,231,939	$24,418,975	$26,706,774
Accounts payable, other	8,742,733	8,162,766	6,019,287
Accrued payroll and related expense	4,740,222	6,908,204	6,411,132
Income and sales taxes payable	2,736,646	5,648,541	3,996,619
Other current liabilities	7,361,671	10,002,442	7,513,164
Current liabilities of discontinued operations	—	—	16,318,324

Total current liabilities	59,813,211	55,140,928	66,965,300

Deferred rent	100,512,165	97,773,445	92,514,423
Other liabilities	—	—	43,705
Deferred tax liabilities	140,000	150,000	1,060,000

Total liabilities	160,465,376	153,064,373	160,583,428

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 25,350,238, 24,878,050 and 22,587,114 at June 30, 2007, September 30, 2006, and June 24, 2006, respectively	253,503	248,780	225,871
Additional paid-in capital	76,378,709	64,902,477	57,332,588
Retained earnings	169,181,827	141,303,092	117,049,497

Total stockholders’ equity	245,814,039	206,454,349	174,607,956

Total liabilities and stockholders’ equity	$406,279,415	$359,518,722	$335,191,384

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007 (13 weeks)	June 24, 2006 (13 weeks)	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Net sales	$180,279,697	$160,745,464	$550,609,996	$492,949,599
Cost of goods sold, including buying, distribution and occupancy costs	126,864,339	114,710,012	397,176,377	358,363,744

Gross profit	53,415,358	46,035,452	153,433,619	134,585,855
Selling, general and administrative expenses	37,870,182	30,884,786	111,894,610	95,444,121

Operating income	15,545,176	15,150,666	41,539,009	39,141,734
Other income (expense):
Interest income, net	1,194,104	699,038	3,729,035	1,645,829
Other charges, net	—	(62,499)	—	(191,684)

Total other income	1,194,104	636,539	3,729,035	1,454,145

Income from continuing operations before income taxes	16,739,280	15,787,205	45,268,044	40,595,879
Income taxes	6,595,276	6,267,520	17,389,309	16,116,564

Income from continuing operations	10,144,004	9,519,685	27,878,735	24,479,315
Loss on discontinued operations, net of tax (Note 2)	—	3,641,574	—	23,594,964

Net income	$10,144,004	$5,878,111	$27,878,735	$884,351

Earnings (loss) per share—basic:
Continuing operations	$0.40	$0.42	$1.10	$1.09
Discontinued operations	—	(0.16)	—	(1.05)

Basic	$0.40	$0.26	$1.10	$0.04

Earnings (loss) per share—diluted:
Continuing operations	$0.40	$0.38	$1.09	$0.99
Discontinued operations	—	(0.14)	—	(0.95)

Diluted	$0.40	$0.24	$1.09	$0.04

Weighted average shares outstanding:
Basic	25,330,549	22,542,342	25,230,485	22,399,037

Diluted	25,541,858	24,787,745	25,489,384	24,639,658

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007 (13 weeks)	June 24, 2006 (13 weeks)	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Operating Activities
Net income	$10,144,004	$5,878,111	$27,878,735	$884,351
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	3,641,574	—	23,594,964
Depreciation and amortization	9,279,115	7,912,505	26,607,962	23,560,670
Amortization of construction allowances	(3,574,464)	(2,852,297)	(9,750,733)	(8,432,191)
Landlord construction allowances	8,167,227	3,262,205	13,236,982	8,111,218
Deferred rent	33,403	941,876	(747,529)	1,494,071
Stock based compensation	568,280	492,000	1,628,000	1,428,000
Loss on disposal of assets	2,094,217	473,745	3,281,054	723,183
Deferred income taxes	—	(30,000)	(120,000)	302,500
Changes in operating assets and liabilities
Inventories	(9,225,382)	(3,169,947)	(8,644,465)	(6,354,156)
Other current assets	(4,826,260)	(245,884)	(12,473,580)	4,672,225
Accounts payable, trade	3,487,414	(1,204,701)	11,812,964	(717,586)
Accounts payable, other	3,677,262	917,315	579,967	(757,476)
Accrued payroll and related expense	(1,715,458)	1,944,967	(2,167,982)	3,238,927
Income and sales taxes payable	(150,756)	1,302,246	(2,911,895)	900,809
Other current liabilities	85,211	(817,102)	(1,518,701)	(2,274,040)

Net cash provided by operating activities of continuing operations	18,043,813	18,446,613	46,690,779	50,375,469
Net cash provided by (used in) operating activities of discontinued operations	—	1,481,100	—	(1,535,052)

Net cash provided by operating activities	18,043,813	19,927,713	46,690,779	48,840,417

Investing Activities
Purchases of fixed assets	(29,218,465)	(8,117,291)	(59,232,805)	(21,444,817)
Other assets	2,189	(3,883)	(26,163)	16,495

Net cash used in investing activities of continuing operations	(29,216,276)	(8,121,174)	(59,258,968)	(21,428,322)
Net cash used in investing activities of discontinued operations	—	(472,080)	—	(696,297)

Net cash used in investing activities	(29,216,276)	(8,593,254)	(59,258,968)	(22,124,619)

Financing Activities
Proceeds from issuance of common stock	369,911	1,353,800	6,990,062	3,334,044
Excess tax benefits from option exercises	103,383	260,880	2,862,893	1,851,327

Net cash provided by financing activities	473,294	1,614,680	9,852,955	5,185,371

Net (decrease) increase in cash and cash equivalents	(10,699,169)	12,949,139	(2,715,234)	31,901,169
Cash and cash equivalents at beginning of the period	98,212,975	52,581,518	90,229,040	33,629,488

Cash and cash equivalents at end of the period	$87,513,806	$65,530,657	$87,513,806	$65,530,657

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

Due to the seasonal nature of the Company’s business, the results of operations for the nine month period ended June 30, 2007 are not necessarily indicative of the results of a full fiscal year.

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

During the third quarter of fiscal 2006, management completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets for a majority of the 64 Rampage stores could be sold, based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format. In the fourth quarter of fiscal 2006, the lease rights, store fixtures and equipment associated with 43 Rampage store locations were sold for approximately $13.6 million. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter, the Company converted eight stores into Charlotte Russe locations (five locations have been closed in the first nine months of fiscal 2007) and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

As a result, operating results for all Rampage stores during fiscal 2006 have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Operations. Details of those results were as follows:

	Three Months Ended June 24, 2006 (13 weeks)	Nine Months Ended June 24, 2006 (39 weeks)
Net sales	$18,578,854	$58,897,637

Loss from operations	$6,039,095	$16,629,294
Impairment charges	—	22,500,000

Loss from operations	6,039,095	39,129,294
Income tax benefit	2,397,521	15,534,330

Net loss on discontinued operations	$3,641,574	$23,594,964

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Discontinued Operations (continued)

In addition, the Company has segregated the assets and liabilities related to the Rampage stores and shown them as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. As of September 30, 2006 and June 30, 2007, there were no assets or liabilities that required segregation.

3. Stock Based Compensation

Under the Company’s 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. At June 30, 2007, there were a total of 3,250,000 shares authorized under the Plan of which 1,112,359 were outstanding and 946,600 were available for future issuance. There were 183,823 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at June 30, 2007.

The Company recognized stock based compensation expense for the Plan and ESPP as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007 (13 weeks)	June 24, 2006 (13 weeks)	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Cost of goods sold	$153,400	$115,522	$347,900	$373,122
Selling, general and administrative expenses	414,880	376,478	1,280,100	1,054,878

Compensation expense	568,280	492,000	1,628,000	1,428,000
Income tax benefit	223,902	195,324	641,432	566,916

Reduction of net income	$344,378	$296,676	$986,568	$861,084

Reduction of earnings per share:
Basic	$0.01	$0.01	$0.04	$0.04

Diluted	$0.01	$0.01	$0.04	$0.03

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

	Three Months Ended		Nine Months Ended
	June 30, 2007 (13 weeks)	June 24, 2006 (13 weeks)	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Income from continuing operations	$10,144,004	$9,519,685	$27,878,735	$24,479,315
Loss on discontinued operations	—	(3,641,574)	—	(23,594,964)

Net income	$10,144,004	$5,878,111	$27,878,735	$884,351

Weighted average number of shares:
Basic	25,330,549	22,542,342	25,230,485	22,399,037
Effect of dilutive warrants	—	1,871,932	—	1,861,679
Effect of dilutive stock options	211,309	373,471	258,899	378,942

Diluted	25,541,858	24,787,745	25,489,384	24,639,658

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30, 2007 (13 weeks)	June 24, 2006 (13 weeks)	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Anti-dilutive options and warrants	504,911	32,209	488,093	222,864

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

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF Issue No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF Issue No. 06-3 on a net basis. The adoption of EITF Issue No. 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report on Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” and “will,” or other similar words, phrases or expressions. We have based these forward-looking statements on our current expectations and projections about future events. Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under the heading “Risk Factors” in this quarterly report on Form 10-Q; changes in consumer demand; changes in consumer fashion taste; and changes in business strategies and decisions. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including shopping mall traffic and shopping patterns, timing of openings for new shopping malls or our stores, fashion trends, national or regional economic influences and weather. All forward-looking statements included in this quarterly report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements.

Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission, or SEC, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our operating results, expressed as a percentage of net sales, and Charlotte Russe store numbers for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.4	71.4	72.1	72.7

Gross profit	29.6	28.6	27.9	27.3
Selling, general and administrative expenses	21.0	19.2	20.4	19.4

Operating income	8.6	9.4	7.5	7.9
Interest income, net	0.7	0.4	0.7	0.3
Other charges, net	—	—	—	—

Income from continuing operations before income taxes	9.3	9.8	8.2	8.2
Income taxes	3.7	3.9	3.1	3.2

Income from continuing operations	5.6	5.9	5.1	5.0
Loss on discontinued operations	—	(2.2)	—	(4.8)

Net income	5.6%	3.7%	5.1%	0.2%

Charlotte Russe stores open at end of period	408	360	408	360

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 24, 2006

Net Sales. Our net sales increased to $180.3 million from $160.7 million, an increase of $19.6 million, or 12.2%, over the same quarter last year. This increase reflects the impact of a 1.3% increase in comparable store sales which was calculated against prior year sales that have been adjusted to align with comparable weeks this year due to the 53rd week in fiscal 2006. In addition, the increase in sales reflects the contribution of additional net sales from 13 net store openings (net of 2 closures) during the quarter ended June 30, 2007, as well as other stores opened in prior fiscal periods that did not qualify as comparable stores.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $53.4 million from $46.0 million, an increase of $7.4 million, or 16.0%, from the same quarter last year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 29.6% from 28.6%, or 1.0 percentage points, from the same quarter last year. The increase in gross profit as a percentage of net sales was principally due to a higher initial mark-up (0.5 percentage point impact), decreased markdown expense (0.9 percentage point impact) and reduced Freight expense (1.1 percentage point impact). These favorable factors were partially offset by higher store rent and occupancy costs (1.0 percentage point impact), higher shrink expense (0.3 percentage point impact) and other factors (0.2 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $37.9 million from $30.9 million, an increase of $7.0 million, or 22.6%, over the same quarter last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and other central office expenses. Included in selling, general and administrative expenses for the three months ended June 30, 2007 is a $1.1 million expense associated with the write-off of the remaining net book value of point-of-sale assets due to the conversion to a new point-of-sale system. As a percentage of net sales, selling, general and administrative expenses increased to 21.0% from 19.2%, or 1.8 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was principally due to increased store compensation and home office expenses, such as cost of implementation of the new point-of-sale system, minimum wage increase and training (1.4 percentage point impact), and the impact of the write-off of point-of-sale assets (0.6 percentage point impact) partially offset by other favorable factors (0.2 percentage point impact).

Income Taxes. Our effective tax rate of 39.4% for fiscal 2007 approximates our statutory income tax rate and is less than the 39.7% rate utilized in the same quarter last year due to the anticipation of lower state income tax rates than reflected in last year’s effective rate.

Income from Continuing Operations. Our income from continuing operations increased to $10.1 million from $9.5 million, an increase of $0.6 million, or 6.6%, from the same quarter last year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses.

Loss on Discontinued Operations. As a result of their disposition in fiscal 2006, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. We incurred a net loss of $3.6 million in the third quarter of fiscal 2006. Due to the disposition of these stores prior to the beginning of fiscal 2007, no such losses were incurred in the third quarter of fiscal 2007.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 24, 2006

Net Sales. Our net sales increased to $550.6 million from $492.9 million, an increase of $57.7 million, or 11.7%, over the same period last year. This increase reflects $46.2 million of additional net sales from 21 net store openings (net of five closures) during the first nine months of fiscal 2007 and net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales also benefited from a 2.5% increase in comparable store sales, adjusted to align with comparable weeks last year, due to the 53rd week in fiscal 2006, which resulted in additional sales of $11.5 million compared to the same period last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $153.4 million from $134.6 million, an increase of $18.8 million, or 14.0%, over the same period last year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 27.9% from 27.3%, or 0.6 percentage points, from the same period last year. Gross profit as a percentage of net sales reflected higher initial mark-up (1.2 percentage point impact), reduced markdown expense (0.8 percentage point impact) and lower freight costs (0.2 percentage point impact). These favorable factors were offset by last year’s gift card liability adjustment (0.4 percentage point impact), increased store rent and occupancy costs (0.7 percentage point impact), higher shrinkage expense (0.3 percentage point impact) and other factors (0.2 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $111.9 million from $95.4 million, an increase of $16.5 million, or 17.2%, over the same period last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and other central office expenses. Included in selling, general and administrative expenses for the nine months ended June 30, 2007 is a $1.8 million expense associated with the write-off of the remaining net book value of point-of-sale assets due to the conversion to a new point-of-sale system. As a percentage of net sales, selling, general and administrative expenses increased to 20.4% from 19.4%, or 1.0 percentage points, from the same period last year. The increase in expenses as a percentage of net sales was principally due to increased store compensation and home office expenses, such as cost of implementation of the new point-of-sale system, minimum wage increase and training (0.7 percentage point impact), and the impact of the write-off of point-of-sale assets (0.3 percentage point impact).

Income Taxes. Our effective tax rate of 39.4% for fiscal 2007 approximates our statutory income tax rate and is less than the 39.7% rate utilized in the same period last year due to the anticipation of lower state income tax rates than reflected in last year’s effective rate. In that regard, we made a $0.4 million adjustment to fiscal 2007 expenses for the over-accrual of state income tax expense during fiscal 2006 that was identified upon filing our various fiscal 2006 state tax returns in fiscal 2007.

Income from Continuing Operations. Our income from continuing operations increased to $27.9 million from $24.5 million, an increase of $3.4 million, or 13.9%, over the same period last year. The increase was primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses and income taxes.

Loss on Discontinued Operations. As a result of their disposition in fiscal 2006, our Rampage stores met the criteria to be classified as discontinued operations as defined by generally accepted accounting principles. We incurred a net loss of $23.6 million in the first nine months of fiscal 2006 which included a $22.5 million pre-tax impairment charge. Due to the disposition of these stores prior to the beginning of fiscal 2007, no such losses were incurred in the first nine months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings, remodels and information system implementations. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of June 30, 2007, we had working capital of approximately $111.2 million which included cash and cash equivalents of $87.5 million.

The following table provides a summary of our sources and uses of cash during the first nine months of fiscal 2007 and 2006:

	Nine Months Ended
	June 30, 2007 (39 weeks)	June 24, 2006 (39 weeks)
Net cash provided by operating activities	$46,690,779	$48,840,417
Net cash used in investing activities	(59,258,968)	(22,124,619)
Net cash provided by financing activities	9,852,955	5,185,371

Change in cash position	$(2,715,234)	$31,901,169

During the first nine months of fiscal 2007, our net cash provided by operations decreased $2.1 million over the same period of the prior fiscal year due to a $14.0 million increase in working capital primarily associated with increased prepaid rents and a $0.7 million negative impact from other factors, which was partially offset by a $3.4 million increase in income from continuing operations, a $5.1 million increase in landlord construction allowances, a $2.6 million increase in loss on disposal of assets and a $1.5 million improvement in cash provided from discontinued operations as a result of disposing of the Rampage assets. Net cash used in investing activities primarily consists of capital expenditures. It increased $37.1 million during the first nine months of fiscal year 2007 as a result of increased capital spending associated with implementation of the new point-of-sale systems to our stores, funding for 23 remodeled stores (compared to 3 remodeled stores in the same period of the prior fiscal year) opening of 26 new stores (compared to 21 new stores in the same period of the prior fiscal year), and increased investments in our information systems and other corporate projects. Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock option exercises. It increased $4.7 million in the first nine months of fiscal 2007 due to a greater number of stock option exercises during the period.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2007 are projected to be approximately $80.0 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At June 30, 2007, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of June 30, 2007, we had $24.7 million of borrowing availability under the Credit Facility.

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

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at June 30, 2007 totaled approximately $5.3 million, including $2.2 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of June 30, 2007 was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$473,934	$71,732	$146,715	$113,963	$141,524
Other obligations	41,087	41,087	—	—	—

	$515,021	$112,819	$146,715	$113,963	$141,524

Commercial Obligations
Documentary letters of credit	$3,052	$3,052	$—	$—	$—
Standby letters of credit	2,222	2,222	—	—	—

	$5,274	$5,274	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default by Forever 21 Retail, Inc. or its parent company, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $50.8 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2007, 2008, 2009, 2010, 2011 and thereafter are $9.1 million, $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of June 30, 2007.

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

As a retailer of women’s apparel and accessories, our financial statements are affected by several critical accounting policies, many of which affect management’s use of estimates and judgments, as described in the Notes to our Consolidated Financial Statements.

On an on-going basis, management evaluates its estimates and judgments regarding revenues, inventories, long-lived assets, intangible assets, accrued liabilities, stock based compensation, self-insurance programs, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

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

We receive certain allowances from our vendors primarily related to distribution center handling expenses or defective merchandise. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of goods sold during the period in which the items were sold.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 6 to our Consolidated Financial Statements for the period ended June 30, 2007, on page 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As of June 30, 2007, we had no borrowings against the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We completed the implementation of new point-of-sale systems at all Charlotte Russe store locations during our fiscal quarter ended June 30, 2007 which did not result in any change to our internal control over financial reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively. (*)

Our growth will largely depend on successfully opening and operating new stores. During nine months of fiscal 2007, we opened 26 new Charlotte Russe stores, and we are scheduled to open approximately 24 additional stores in the fourth quarter of fiscal 2007 for a total of approximately 50 new stores for fiscal 2007. We intend to continue to increase our number of stores for at least the next several years.

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

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline substantially. (*)

Our quarterly results of operations for our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages have ranged as high as positive 21.0% and as low as negative 6.6% over the last 11 fiscal quarters and we expect a flat comparable store sales percentage increase during the fourth quarter of fiscal 2007. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

The failure to efficiently complete any upgrades or enhancements to certain of our technology and information systems could negatively impact our business. (*)

The efficient operation of our business is heavily dependent on information systems. In particular, we rely upon technology and information systems for inventory control, point-of-sale processing and other critical information. We periodically review, improve and, under certain circumstances, replace information systems to provide enhanced support to all operating areas. If such upgrades and enhancements are not successfully implemented, then the current systems may not be able to continue to adequately support our information requirements.

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

We may be liable for any defaults with respect to the leases for our Rampage stores disposed of in fiscal 2006.

In fiscal 2006, we sold the lease rights, store fixtures and equipment for 43 Rampage store locations to Forever 21 Retail, Inc., and Forever 21, Inc., the parent company of Forever 21 Retail, guaranteed Forever 21 Retail’s obligations under the leases that it assumed in connection with the transaction. In the event Forever 21 Retail or Forever 21 defaults on their obligations under certain of these leases or the guarantee, we may be liable for any damages or costs associated with such a default, which could adversely impact our future results.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Employment Agreement by and between Charlotte Russe Holding, Inc. and Patricia K. Johnson dated April 20, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 30th day of July, 2007.

CHARLOTTE RUSSE HOLDING, INC.

By:	/s/ PATRICIA K. JOHNSON
Patricia K. Johnson Executive Vice President and Chief Financial Officer