Form 10-K
period 2007-09-29
CHARLOTTE RUSSE HOLDING INC
filed 2007-11-28
CIK 1092006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2007

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $724.5 million. All outstanding shares common stock, except for shares held by the registrant’s executive officers and members of its Board of Directors and their affiliates, are deemed to be held by non-affiliates. As of November 21, 2007, the registrant had 24,968,738 shares of common stock outstanding.

CHARLOTTE RUSSE HOLDING, INC.

i

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of our fiscal year covered by this Form 10-K.

The stylized and non-stylized Charlotte Russe, Refuge, blu Chic and Heart Moon Star trademarks are federally registered in the United States. These trademarks are the property of Charlotte Russe Holding, Inc. or its subsidiaries. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

ii

PART I

ITEM 1. BUSINESS

General

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories targeting young women in their teens and twenties. As of September 29, 2007, we operated a total of 432 Charlotte Russe stores throughout 44 states and Puerto Rico. Through our fashion content, merchandise mix, store layout and design and merchandise presentation, we project fashion attitudes that appeal to customers across age and socioeconomic boundaries, with a core emphasis on the fashion and lifestyle needs of young women.

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

From fiscal 1998 thru fiscal 2006 we operated a second concept targeting young women seeking contemporary fashion assortments under the name Rampage. A total of 64 stores were operated at the beginning of the fourth quarter of fiscal 2006. To focus on the growth of our core Charlotte Russe concept, we sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations during the fourth quarter of fiscal 2006. Of the remaining 21 Rampage stores, we converted eight stores into Charlotte Russe locations and returned 13 properties back to the respective landlords prior to the end of fiscal 2006.

Our Stores

Based on historical results and assessment of future opportunity, we believe we are positioned for continued growth over the next several years. We plan to continue to open new Charlotte Russe stores at a measured rate, including approximately 60 new Charlotte Russe locations in fiscal 2008. We expect to open these new stores in existing markets as well as in markets in which we currently do not have a presence.

The number of our stores located in each state is shown in the following map:

The following table provides the number of Charlotte Russe stores, by geographic region, for each of the last five fiscal years:

	California	Southeast	Northeast	Southwest	Midwest & Other	Total
Store count at September 28, 2002	37	39	38	40	43	197
Fiscal 2003
Stores opened	3	11	15	9	21	59

	40	50	53	49	64	256
Fiscal 2004
Stores opened	5	8	8	4	13	38

	45	58	61	53	77	294
Fiscal 2005
Stores opened	5	15	12	5	11	48

	50	73	73	58	88	342
Fiscal 2006
Stores opened	4	14	9	3	10	40
Rampage conversions	2	3	1	1	1	8
Stores closed	(2)	—	(1)	—	—	(3)

	54	90	82	62	99	387
Fiscal 2007
Stores opened	1	16	17	7	9	50
Stores closed	(1)	(2)	—	(1)	(1)	(5)

Store count at September 29, 2007	54	104	99	68	107	432

Our Strategy

The elements of our business strategy combine to create a concept that appeals to consumers from a broad range of socioeconomic, demographic and cultural profiles and that differentiates us from our competitors. The principal elements of our business strategy include the following:

Value Priced Offering. We offer a broad assortment of fashionable, quality merchandise at prices that are competitive with other mall-based specialty retailers. Because of our affordable price points and quality of merchandise, we create good value for shoppers that we believe has enabled us to build a broad and loyal base of customers.

Distinct Brand Image. We have created a focused and differentiated brand image based on fashion attitude, value pricing and quality. This image is consistently communicated throughout our business, including merchandise assortments, in-store visual merchandising and marketing materials. We also enhance brand recognition by offering a majority of our merchandise under our proprietary Charlotte Russe brands (Charlotte Russe, Refuge and blu Chic).

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

Our Visual Merchandising

Our merchandise presentation communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits. We rely on exciting in-store graphics and window displays to convey our fashion-forward orientation. We generally group our apparel merchandise by lifestyles and colors, we feature a “trend zone” at the front of our stores that promotes our freshest fashion offerings and we utilize a well merchandised denim wall to promote our private label Refuge jeans. We also present, in our “brite” store format (approximately 55% of our store locations), “backlit” wall presentations that emphasize our jewelry and footwear assortments and focus attention on our offerings throughout the store.

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

Our Information Technology Systems

We are investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our expansion strategy in an efficient manner. Our information technology systems address an array of operations information. We implemented a new inventory software system that became operational for our Charlotte Russe stores during fiscal 2005. In addition, we converted all stores to a new point-of-sale register system and launched our new e-commerce website during fiscal 2007.

Our Intellectual Property

We believe that our trademarks are important to our success. Our Charlotte Russe, Refuge, blu Chic and Heart Moon Star trademarks are registered with the United States Patent and Trademark Office.

Our Competition

We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our stores currently compete with other mall-based retailers focused on teenage and young adult women such as Abercrombie & Fitch, Hot Topic, Forever 21 and Wet Seal.

Our Employees

As of September 29, 2007, we employed 8,961 employees of which 6,892 were classified as part-time. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union.

Our Corporate Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act; therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our Internet address is http://www.charlotterusse.com. We make available through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC.

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

Our growth will largely depend on successfully opening and operating new stores. We opened 50 new Charlotte Russe stores and closed 5 stores for a net total of 45 additional stores in fiscal 2007. This represented a 12% net increase from the number of Charlotte Russe stores open at the end of fiscal 2006. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years.

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

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 21.0% and as low as negative 5.3% over the last eight fiscal quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	calendar shifts of holiday or seasonal periods;

•	our ability to maintain appropriate inventory levels;

•	fashion trends;

•	changes in our merchandise mix and timing of promotional events;

•	general economic conditions and, in particular, the retail sales environment;

•	actions by competitors or mall anchor tenants; and

•	weather conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Like other seasoned issuers, we from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of our 2007 fiscal year to which this Form 10-K relates.

ITEM 2. PROPERTIES

We operated 432 stores throughout 44 states and Puerto Rico as of September 29, 2007. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us generally after three years if sales at an affected store do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received.

We lease approximately 125,000 square feet of space for our executive offices and distribution center in San Diego, California, under a lease that expires in August 2009. We also lease approximately 10,300 square feet of additional administrative office space near our main facility in San Diego under a lease that expires in December 2007, which we are in the process of extending for 18 months. In addition, we lease approximately 265,000 square feet of space for our distribution center in Ontario, California, under a lease that expires in July 2012. We believe our distribution capacity at the San Diego facility and the Ontario facility should be sufficient to accommodate our expected store growth through the next several years.

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

Market Information and Holders

Our common stock is traded on The NASDAQ Stock Market under the symbol “CHIC.” The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock on The NASDAQ Stock Market or its predecessor, the NASDAQ National Market:

	High	Low
Fiscal year ended September 30, 2006
First quarter	$20.37	$12.95
Second quarter	22.49	15.28
Third quarter	23.41	18.50
Fourth quarter	28.25	20.76

Fiscal year ended September 29, 2007
First quarter	$32.19	$24.83
Second quarter	33.93	26.21
Third quarter	30.91	24.93
Fourth quarter	27.14	14.50

As of November 13, 2007, the number of holders of record of our common stock was 22. The closing price of our common stock on the NASDAQ Stock Market on November 21, 2007 was $14.78 per share.

Dividends

We have never declared nor paid dividends on our common stock. We currently intend to retain earnings to finance future operations, fund store expansion and execute stock repurchases within the current stock repurchase program approved by our Board of Directors in August 2007. Moreover, under the terms of our credit facility, stock dividends and distributions are restricted.

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 183,823 shares of common stock issuable under our 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,095,759	$19.62	1,145,823
Equity compensation plans not approved by security holders	—	—	—

Total	1,095,759	$19.62	1,145,823

Please see Note 3 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Charlotte Russe under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash (i) in our common stock on September 28, 2002, (ii) the Standard & Poor’s 500 Index and (iii) the Standard & Poor’s Apparel Retail Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Issuer Purchases of Equity Securities

On August 7, 2007, we announced that our Board of Directors approved the repurchase of up to an aggregate of $25 million of our common stock. The repurchases were to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next ten months unless extended or shortened by our Board of Directors. To date, there have been 464,700 shares repurchased at a total cost of $7,829,239 (excluding transaction costs of approximately $14,000) which equals an average price of $16.85 per share.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2007.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Amount of Dollars Spent as Part of Publicly Announced Plans or Programs	Maximum Amount of Dollars that May Yet Be Spent Under the Plans or Programs
			(in thousands)	(in thousands)
August 7, 2007–September 1, 2007	—	$—	$—	$25,000

September 2, 2007–September 29, 2007	464,700	$16.85	$7,829	$17,171

Total	464,700	$16.85	$7,829	$17,171

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 27, 2003 (52 weeks)	Sept. 25, 2004 (52 weeks)	Sept. 24, 2005 (52 weeks)	Sept. 30, 2006 (53 weeks)	Sept. 29, 2007 (52 weeks)
	(dollars in thousands, except per share and sales per sq. foot data)
Statement of Income Data:
Net sales	$371,669	$449,035	$511,259	$681,504	$740,939
Cost of goods sold	276,693	327,260	377,233	491,664	536,715

Gross profit	94,976	121,775	134,026	189,840	204,224
Selling, general and administrative expenses	81,528	93,513	107,656	130,803	149,920

Operating income	13,448	28,262	26,370	59,037	54,304
Interest income, net	119	303	868	2,858	4,868
Other charges, net	(270)	(275)	(261)	(269)	—

Income from continuing operations before income taxes	13,297	28,290	26,977	61,626	59,172
Income taxes	5,186	11,033	10,170	24,465	22,868

Income from continuing operations	8,111	17,257	16,807	37,161	36,304
Income (loss) on discontinued operations	1,979	(2,173)	(6,006)	(12,023)	—

Net income	$10,090	$15,084	$10,801	$25,138	$36,304

Earnings per share—basic (2):
Continuing operations	$0.38	$0.80	$0.76	$1.65	$1.44
Discontinued operations	0.10	(0.10)	(0.27)	(0.54)	—

Net income	$0.48	$0.70	$0.49	$1.11	$1.44

Earnings per share—diluted (2):
Continuing operations	$0.35	$0.72	$0.70	$1.50	$1.43
Discontinued operations	0.08	(0.09)	(0.25)	(0.49)	—

Net income	$0.43	$0.63	$0.45	$1.01	$1.43

Weighted average shares outstanding (2):
Basic (in thousands)	21,240	21,567	21,995	22,560	25,244
Diluted (in thousands)	23,507	23,993	24,062	24,789	25,471

Selected Operating Data:
Number of stores open at end of period	256	294	342	387	432
Average square footage per store (3)	7,349	7,258	7,179	7,112	7,100
Comparable store sales (decrease)/increase (4)	(7.7)%	2.7%	0.3%	15.3%	0.5%
Average store sales (5)	$1,622	$1,647	$1,649	$1,898	$1,856
Sales per square foot (6)	$219	$225	$228	$266	$262

Balance Sheet Data:
Cash and cash equivalents	$22,905	$30,652	$33,629	$90,229	$68,212
Working capital	26,055	43,091	51,669	97,344	104,431
Total assets	261,444	301,680	329,136	359,519	407,113
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	134,929	155,613	167,110	206,454	247,058

(1)	Due to the discontinuance of the Rampage stores in fiscal 2006, the results of these stores have been segregated and reclassified as discontinued operations and are excluded from amounts shown in this table unless otherwise noted.

(2)	See Notes 1 and 11 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all Charlotte Russe stores open at the end of the period.
(4)	Our comparable store sales percentages are based on net sales for Charlotte Russe stores beginning on the first day of the month following the fourteenth full month of sales. In addition, stores with square footage expansion of greater than 20% upon remodeling are excluded for the 12 full months following completion of the remodel.
(5)	Our average store sales are based on the time weighted average of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, average store sales would have been $1,866,000 per store.
(6)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, sales per square foot would have been $262 per store.

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

OVERVIEW

In the five fiscal years ended September 29, 2007, we grew from 197 stores to 432 stores, representing a compound annual growth rate of 17.0%, and increased our annual revenues from $316.7 million in fiscal 2002 to $740.9 million in fiscal 2007, representing a compound annual growth rate of 18.5%. In the same period, income from continuing operations has grown from $14.3 million to $36.3 million, representing a compound annual growth rate of 20.6%. From fiscal 2001 to the middle of fiscal 2004, we experienced successive quarters of comparable store sales declines that reduced our average annual sales per store by over 20%. Most of our store level expenses, such as rent and occupancy costs, are generally fixed in nature and they rose as a percentage of sales for these periods as these costs were being spread over a smaller average sales base. In response, we began to initiate a series of management, operational and systems development changes in late fiscal 2003 intended to improve our merchandise assortments and enhance our execution in store. Our goal was to increase the average store volumes, re-leverage our store rent and occupancy expenses and improve our financial performance, while investing in our infrastructure to support long term growth.

Our comparable store sales trends improved in late fiscal 2005 and during each quarter of fiscal 2006. We experienced improved selling of apparel and accessories merchandise and achieved a comparable store sales increase of 15.3% during fiscal 2006, as compared to an increase of 0.3% during fiscal 2005. As expected, the increase in our average store volumes improved our expense ratios and we achieved improved financial results in fiscal 2006.

Our comparable store sales trends continued to improve for the first three quarters of fiscal 2007, growing 2.5%, however, fourth quarter comparable sales declined 5.3% driven by a slowdown in consumer spending and traffic consistent with weakness in the broader retail market. The fourth quarter decline partially offset the increase of the first three quarters, resulting in a comparable store sales increase of 0.5% for the fiscal year 2007.

During fiscal 2007, we improved our product margins by 1.2 percentage points, driven by higher initial mark-ups and lower markdowns. These improvements were primarily due to improved product pricing, increased import penetration and successful inventory management, including utilization of our new markdown optimization software.

Our operating margin declined from 8.7% in fiscal 2006 to 7.3% in fiscal 2007. The existence of a 53rd week in fiscal 2006 was responsible for 0.4 percentage points , or almost 30%, of the reduction. The remainder of the decline was due to the growth in expenses outpacing the 0.5% comparable stores sales increase. We generally target a 3-4% comparable store sales increase in order to leverage our operating expenses such as store payroll, rent and occupancy and other store operating expenses. In addition, in fiscal 2007, we made infrastructure investments to further improve execution and support our long term growth objectives, including installation of a new point-of-sale system chainwide, implementation of new markdown optimization software and the launch of our new e-commerce website. These investments also contributed to the reduction in operating margin but, we believe, position us to continue to improve operating productivity, enhance customer service and support our growth strategies.

In fiscal 2007, we opened 50 new stores, closed 5 stores and remodeled 32 stores. We continue to be committed to our store expansion plans and we are targeting to open approximately 60 new stores in fiscal 2008.

We use a number of key performance indicators to evaluate our business, including the following:

	Fiscal Year
	2005 (52 weeks)	2006 (53 weeks)	2007 (52 weeks)
Store count	342	387	432
Net sales growth	13.9%	33.3%	8.7%
Comparable store sales increase	0.3%	15.3%	0.5%
Average store sales (in thousands) (1)	$1,649	$1,898	$1,856
Gross margin	26.2%	27.9%	27.5%
Operating margin	5.2%	8.7%	7.3%
Diluted earnings per share from continuing operations	$0.70	$1.50	$1.43
Cash and cash equivalents (in millions)	$33.6	$90.2	$68.2

(1)	Our average store sales are based on the time weighted average of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, average store sales would be $1,866,000 per store.

Discontinued Operations

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

Based upon a review of the carrying value of the long-lived assets of the Rampage stores compared with the estimated future discounted and non-discounted cash flows from their operations, we recorded a non-cash impairment charge of $22.5 million in the second quarter of fiscal 2006. This charge represented a write down of substantially all of the carrying value of the Rampage long-lived assets. During the subsequent quarter, we completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets for a majority of the 64 Rampage stores could be sold based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format. In the fourth quarter of fiscal 2006, we sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations for approximately $13.6 million. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter of fiscal 2006, we converted eight stores into Charlotte Russe locations and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2005 (52 weeks)	2006 (53 weeks)	2007 (52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.8	72.1	72.5

Gross profit	26.2	27.9	27.5
Selling, general and administrative expenses	21.0	19.2	20.2

Operating income	5.2	8.7	7.3
Interest income, net	0.2	0.4	0.7
Other charges, net	(0.1)	(0.1)	—

Income from continuing operations before income taxes	5.3	9.0	8.0
Income taxes	2.0	3.5	3.1

Income from continuing operations	3.3	5.5	4.9
Loss on discontinued operations	1.2	1.8	—

Net income	2.1%	3.7%	4.9%

Fiscal Year Ended September 29, 2007 (52 weeks) Compared to Fiscal Year Ended September 30, 2006 (53 weeks)

Net Sales. Our net sales increased to $740.9 million from $681.5 million, an increase of $59.4 million, or 8.7%, over the prior fiscal year. This increase reflects $ 67.8 million of additional net sales from the new stores opened during fiscal 2007 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase also benefited from a 0.5% increase in comparable store sales, which resulted in additional sales, on a 52-week basis, of $3.1 million compared to the prior fiscal year. Offsetting these increases was the fact that, consistent with our fiscal year policy, fiscal 2006 included an extra week of business as the fiscal year end was reset at September 30, 2006. Our net sales in 2006 included $11.5 million of sales generated during this additional week in fiscal 2006.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $204.2 million from $189.8 million, an increase of $14.4` million, or 7.6%, over the prior fiscal year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 27.5% from 27.9%, or 0.4 percentage points, from the prior fiscal year. The decrease in gross profit as a percentage of net sales was principally due to de-leveraging of store rent and occupancy costs (1.4 percentage point impact) and slightly higher distribution center and buying expenses (0.2 percentage point impact), partially offset by higher product margins (1.2 percentage points) primarily due to higher initial mark-ups (0.9 percentage point impact) and lower markdowns (0.5 percentage point impact), offset by other operating factors (0.2 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $149.9 million from $130.8 million, an increase of $19.1 million, or 14.6%, over the prior fiscal year. This increase in amount was attributable to new store expansion and increased corporate expenses, including higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% from 19.2%, or 1.0 percentage point, from the prior fiscal year. The increase in expenses as a percentage of net sales was principally due to an increase in store payroll expenses (0.4 percentage point impact) and store operating expenses (0.2 percentage point impact) and higher home office payroll and other expenses (0.4 percentage point impact).

Income Taxes. Our effective tax rate for fiscal 2007 of 38.6% approximates our statutory income tax rate. It is lower than the 39.7% rate utilized in the prior fiscal year due to a favorable adjustment in fiscal 2007 to the prior year’s stock-based compensation tax benefit.

Income from Continuing Operations. Our income from continuing operations decreased to $36.3 million from $37.2 million, a decrease of $0.9 million, or 2.3%, from the prior fiscal year. The decrease was primarily attributable to the additional week included in our fiscal 2006 results due to the fiscal year calendar change. Our income from continuing operations included $2.4 million of income generated during this additional week in fiscal 2006. When compared on a 52- week basis, income from continuing operations increased $1.7 million, primarily due to higher gross margins partially offset by the growth in operating expenses and selling, general and administrative expenses.

Loss on Discontinued Operations. As a result of their disposition, our Rampage stores met the criteria in fiscal 2006 to be classified as discontinued operations as defined by generally accepted accounting principles. All of the stores were shut down in fiscal 2006 and all of the related financial impacts occurred in fiscal 2006, therefore we had no profit or loss in fiscal 2007 from discontinued operations. In fiscal 2006 the loss from discontinued operations was $12.0 million.

Fiscal Year Ended September 30, 2006 (53 weeks) Compared to Fiscal Year Ended September 24, 2005 (52 weeks)

Net Sales. Our net sales increased to $681.5 million from $511.3 million, an increase of $170.2 million, or 33.3%, over the prior fiscal year. This increase reflects $86.6 million of additional net sales, on a 52-week basis, from the new stores opened during fiscal 2006 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase also benefited from a 15.3% increase in comparable store sales, which resulted in additional sales, on a 52-week basis, of $72.1 million compared to the prior fiscal year. Consistent with our fiscal year policy, fiscal 2006 included an extra week of business as the fiscal year end was reset at September 30, 2006. Our net sales included $11.5 million of sales generated during this additional week in fiscal 2006.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $130.8 million from $107.7 million, an increase of $23.1 million, or 21.5%, over the prior fiscal year. This increase in amount was attributable to new store expansion and increased corporate expenses, including higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 19.2% from 21.0%, or 1.8 percentage points, from the prior fiscal year. The decrease in expenses as a percentage of net sales was principally due to a reduction in store payroll expenses (1.3 percentage point impact) and store operating expenses (0.4 percentage point impact), as many of these expenses were spread over a higher average store sales volume, lower home office payroll expenses (0.4 percentage point impact) and the costs for the settlement of two class action lawsuits in the prior fiscal year (0.2 percentage point impact). These favorable factors were partially offset by stock based compensation expense that was initiated in fiscal 2006, in connection with the adoption of SFAS No. 123(R) (0.3 percentage point impact) and achievement of the management bonus plan performance targets for which no similar amount was recorded in the prior year (0.3 percentage point impact).

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 29, 2007. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K.

	Fiscal Year 2006				Fiscal Year 2007
	Three Months Ended				Three Months Ended
	Dec. 24, 2005 (13 weeks)	Mar. 25, 2006 (13 weeks)	Jun. 24, 2006 (13 weeks)	Sept. 30, 2006 (14 weeks)	Dec. 30, 2006 (13 weeks)	Mar. 31, 2007 (13 weeks)	Jun. 30, 2007 (13 weeks)	Sept. 29, 2007 (13 weeks)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$178,495	$153,709	$160,746	$188,554	$209,239	$161,091	$180,280	$190,329
Gross profit	48,990	39,560	46,036	55,254	59,676	40,342	53,415	50,791
Operating income	15,414	8,577	15,151	19,895	21,784	4,210	15,545	12,765
Income from continuing operations	9,470	5,490	9,519	12,682	13,901	3,834	10,144	8,425
Income (loss) on discontinued operations	(2,411)	(17,543)	(3,641)	11,572	—	—	—	—
Net income (loss)	7,059	(12,053)	5,878	24,254	13,901	3,834	10,144	8,425

Earnings Per Share—Basic:
Continuing operations	$0.43	$0.24	$0.42	$0.55	$0.56	$0.15	$0.40	$0.33
Discontinued operations	$(0.11)	$(0.78)	$(0.16)	$0.50	—	—	—	—
Net income (loss)	$0.32	$(0.54)	$0.26	$1.05	$0.56	$0.15	$0.40	$0.33

Earnings Per Share—Diluted:
Continuing operations	$0.39	$0.22	$0.38	$0.51	$0.55	$0.15	$0.40	$0.33
Discontinued operations	$(0.10)	$(0.71)	$(0.14)	$0.46	—	—	—	—
Net income (loss)	$0.29	$(0.49)	$0.24	$0.97	$0.55	$0.15	$0.40	$0.33

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	27.4%	25.7%	28.6%	29.3%	28.5%	25.0%	29.6%	26.7%
Operating income	8.6%	5.6%	9.4%	10.6%	10.4%	2.6%	8.6%	6.7%
Income from continuing operations	5.3%	3.6%	5.9%	6.7%	6.6%	2.4%	5.6%	4.4%
Income (loss) on discontinued operations	(1.3)%	(11.4)%	(2.2)%	6.2%	—	—	—	—
Net income (loss)	4.0%	(7.8)%	3.7%	12.9%	6.6%	2.4%	5.6%	4.4%

Operating Data:
Comparable store sales increase (decrease)	16.3%	21.0%	18.2%	7.4%	1.7%	4.8%	1.3%	(5.3)%
Stores open at end of period	356	354	360	387	392	395	408	432

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings, store remodels and information technology expenditures. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of September 29, 2007, we had working capital of approximately $104.4 million which included cash and cash equivalents of $68.2 million. Our short term investments have a weighted average maturity of less than 37 days and are predominantly invested in money market instruments and obligations issued by the U.S. Treasury and foreign governments, commercial paper, and notes and bonds issued by U.S. and foreign corporations with less than 2% invested in asset backed securities.

The following chart provides a summary of our sources and uses of cash during the past three years.

	Fiscal Year
	2005 (52 weeks)	2006 (53 weeks)	2007 (52 weeks)
	(dollars in thousands)
Net cash provided by operating activities	$48,063	$90,769	$57,748
Net cash used in investing activities	(45,631)	(46,418)	(81,804)
Net cash provided by financing activities	546	12,249	2,039

Change in cash position	$2,978	$56,600	$(22,017)

In fiscal year 2007, our net cash provided by operating activities decreased $33.0 million over the prior year amount due to a $0.8 million reduction in income from continuing operations, $14.8 million increase in inventories, $18.7 million increase to all other working capital accounts and $7.0 million reduction in cash provided from discontinued operations as a result of disposing of the Rampage assets in 2006. These unfavorable items were partially offset by a $0.9 million increase in depreciation net of construction allowance amortization, a $4.7 million increase in landlord construction allowances in fiscal 2007 and $2.7 million of other factors, including stock-based compensation expense and deferred rent charges.

Net cash used in investing activities primarily consists of capital expenditures. It increased $35.4 million during fiscal 2007 as a result of increased capital spending associated with the implementation of our new point-of-sale system, the opening of 50 new stores (compared to 40 new stores in fiscal 2006), funding for 32 remodeled stores (compared to 11 in fiscal 2006) and increased investments in our information systems and other corporate projects.

Net cash provided by financing activities primarily consists of cash and income tax benefits associated with stock option exercises offset by the repurchase of 464,700 shares of our common stock and stock offering costs paid by us. It decreased $10.2 million in fiscal 2007 due to the repurchase of our common stock ($7.8 million), and a fewer number of stock option exercises during the fiscal year ($2.8 million), partially offset by stock offering costs ($400,000) we incurred in 2006 related to costs of a registered offering in which shares were sold by two funds managed by Apax Partners, L.P.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2008 are projected to range from approximately $70 million to $75 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At September 29, 2007, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of September 29, 2007, we had $21.2 million of borrowing availability under the Credit Facility.

We believe that our cash flows from operations, our current cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2008. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings and/or store remodels.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of September 29, 2007 was as follows:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$519,403	$74,591	$147,254	$127,931	$169,627
Other obligations	$34,568	$34,568	—	—	—

	$553,971	$109,159	$147,254	$127,931	$169,627

Commercial Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Documentary letters of credit	$6,542	$6,542	$—	$—	$—
Standby letters of credit	2,222	2,222	—	—	—

	$8,764	$8,764	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $41.7 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over the next four fiscal years and thereafter are $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 29, 2007.

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

Revenue

We sell merchandise directly to retail customers and generally recognize revenue at the point of sale. Customers have the right to return merchandise to us, and we maintain a reserve for the financial impact of returns which occur subsequent to the current reporting period.

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

Inventory

Our merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all units that were purchased. We utilize the retail method of accounting for our inventory valuation, which inherently reduces the carrying value of inventory as permanent markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

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

Operating Leases

We record rent expense on non-cancellable leases containing known future scheduled rent increases on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

Stock-Based Compensation

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

Off-Balance Sheet Arrangements

As of September 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 to our consolidated financial statements for the year ended September 29, 2007, on pages F-9 and F-10.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 29, 2007, we had no borrowings against the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2007 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our fourth fiscal quarter ended September 29, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 29, 2007.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.

We have audited Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Charlotte Russe Holding’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Charlotte Russe Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007 of Charlotte Russe Holding, Inc. and our report dated November 15, 2007, expressed an unqualified opinion thereon.

/s/ ERNST AND YOUNG

San Diego, California

November 15, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees and a Code of Ethics for Financial Employees that applies to our Chief Executive Officer and employees serving in a finance, accounting or investor relations capacity. The Code of Business Conduct and Ethics and the Code of Ethics for Financial Employees are available on our website at http://www.charlotterusse.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by the NASDAQ listing standards or applicable law.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed on page F-22 are not required under the related instructions or are not applicable, and therefore, have been omitted.

(a) (3)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 26th day of November 2007.

CHARLOTTE RUSSE HOLDING, INC.

/s/ PATRICIA K. JOHNSON
Patricia K. Johnson Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Hoffman and Patricia K. Johnson, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. HOFFMAN Mark A. Hoffman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2007

/s/ PATRICIA K. JOHNSON Patricia K. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2007

/s/ BERNARD ZEICHNER Bernard Zeichner	Chairman of the Board	November 26, 2007

/s/ MICHAEL J. BLITZER Michael J. Blitzer	Director	November 26, 2007

/s/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	November 26, 2007

/s/ HERBERT J. KLEINBERGER Herbert J.Kleinberger	Director	November 26, 2007

/s/ LEONARD H. MOGIL Leonard H. Mogil	Director	November 26, 2007

/s/ JENNIFER C. SALOPEK Jennifer C. Salopek	Director	November 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 29, 2007 and September 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2007 expressed an unqualified opinion thereon.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation and Equity, in fiscal 2006 Charlotte Russe Holding, Inc. changed its method of accounting for stock-based compensation.

/s/ ERNST & YOUNG LLP

San Diego, California

November 15, 2007

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 29, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,212,148	$90,229,040
Inventories	59,408,879	44,864,617
Prepaid rent	10,789,305	—
Landlord allowances receivable	8,150,288	8,183,959
Deferred tax assets	5,770,000	6,010,000
Other current assets	6,148,642	3,196,891

Total current assets	158,479,262	152,484,507

Fixed assets, net	217,597,747	177,577,999
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	1,120,000	—
Other Long-term assets	1,126,114	666,216

Total assets	$407,113,123	$359,518,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$30,580,874	$24,418,975
Accounts payable, other	8,096,234	8,162,766
Accrued payroll and related expense	6,207,709	6,908,204
Income and sales taxes payable	2,455,421	5,648,541
Other current liabilities	6,707,952	10,002,442

Total current liabilities	54,048,190	55,140,928

Deferred rent	106,007,106	97,773,445
Deferred tax liabilities	—	150,000

Total liabilities	160,055,296	153,064,373
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 24,886,738 and 24,878,050 at September 29, 2007 and September 30, 2006, respectively	248,868	248,780
Additional paid-in capital	75,625,962	64,902,477
Retained earnings	171,182,997	141,303,092

Total stockholders’ equity	247,057,827	206,454,349

Total liabilities and stockholders’ equity	$407,113,123	$359,518,722

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 29, 2007 (52 weeks)	September 30, 2006 (53 weeks)	September 24, 2005 (52 weeks)
Net sales	$740,939,443	$681,504,354	$511,259,199
Cost of goods sold, including buying, distribution and occupancy costs	536,714,970	491,664,618	377,233,015

Gross profit	204,224,473	189,839,736	134,026,184
Selling, general and administrative expenses	149,920,352	130,802,240	107,656,316

Operating income	54,304,121	59,037,496	26,369,868
Other income (expense):
Interest income, net	4,867,637	2,857,852	868,440
Other charges, net	—	(269,293)	(261,079)

Total other income	4,867,637	2,588,559	607,361

Income from continuing operations before income taxes	59,171,758	61,626,055	26,977,229
Income taxes	22,867,373	24,465,544	10,170,415

Income from continuing operations	36,304,385	37,160,511	16,806,814
Loss on discontinued operations, net of tax (Note 2)	—	12,022,565	6,005,485

Net income	$36,304,385	$25,137,946	$10,801,329

Earnings per share—basic:
Continuing operations	$1.44	$1.65	$0.76
Discontinued operations	—	(0.54)	(0.27)

Basic	$1.44	$1.11	$0.49

Earnings per share—diluted:
Continuing operations	$1.43	$1.50	$0.70
Discontinued operations	—	(0.49)	(0.25)

Diluted	$1.43	$1.01	$0.45

Weighted average shares outstanding:
Basic	25,243,506	22,560,110	21,994,665
Diluted	25,471,345	24,789,094	24,062,215

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 25, 2004	21,950,927	219,509	50,029,794	105,363,817	155,613,120
Stock option transactions, including tax benefits	64,500	646	506,596	—	507,242
Issuance of stock under employee stock purchase plan	22,005	220	188,323	—	188,543
Net income and comprehensive income	—	—	—	10,801,329	10,801,329

Balance at September 24, 2005	22,037,432	220,375	50,724,713	116,165,146	167,110,234
Stock option transactions, including tax benefits	858,070	8,580	10,444,010	—	10,452,590
Issuance of stock under employee stock purchase plan	17,108	171	232,110	—	232,281
Exercise of warrants	1,965,440	19,654	1,944,756	—	1,964,410
Stock offering costs	—	—	(400,000)	—	(400,000)
Stock based compensation expense	—	—	1,956,888	—	1,956,888
Net income and comprehensive income	—	—	—	25,137,946	25,137,946

Balance at September 30, 2006	24,878,050	$248,780	$64,902,477	$141,303,092	$206,454,349
Stock option transactions, including tax benefits	461,641	4,617	9,605,613	—	9,610,230
Issuance of stock under employee stock purchase plan	11,747	118	257,584	—	257,702
Stock based compensation expense	—	—	2,260,400	—	—
Stock repurchase program	(464,700)	(4,647)	(1,400,112)	(6,424,480)	(7,829,239)
Net income and comprehensive income	—	—	—	36,304,385	36,304,385

Balance at September 29, 2007	24,886,738	$248,868	$75,625,962	$171,182,997	$247,057,827

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Operating Activities
Net income	$36,304,385	$25,137,946	$10,801,329
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss on discontinued operations	—	12,022,565	6,005,485
Depreciation and amortization	36,600,587	33,177,265	28,001,259
Amortization of construction allowances	(13,649,440)	(11,168,751)	(9,398,808)
Stock based compensation	2,260,400	1,956,888	—
Deferred rent	1,017,711	1,462,334	2,110,495
Loss on disposal of assets	4,048,115	42,110	593,577
Deferred income taxes	(1,030,000)	150,000	(3,410,000)
Changes in operating assets and liabilities:
Inventories	(14,544,262)	268,790	(6,063,698)
Other current assets	(13,707,385)	(289,879)	(3,560,559)
Accounts payable, trade	6,161,899	(3,005,385)	5,708,702
Accounts payable, other	(66,532)	1,386,003	(1,973,019)
Accrued payroll and related expense	(700,495)	3,735,999	(577,478)
Income and sales taxes payable	(3,193,120)	2,552,731	1,274,562
Landlord construction allowances	20,865,390	16,138,537	19,108,088
Long term contracts	(446,460)	(43,894)	—
Other current liabilities	(2,172,420)	215,427	556,257

Net cash provided by operating activities of continuing operations	57,748,373	83,738,686	49,176,192
Net cash provided by (used in) operating activities of discontinued operations	—	7,030,087	(1,113,710)

Net cash provided by operating activities	57,748,373	90,768,773	48,062,482

Investing Activities
Purchases of fixed assets	(81,746,031)	(46,126,801)	(43,973,875)
Other assets	(57,927)	(121,202)	(365,684)

Net cash used in investing activities of continuing operations	(81,803,958)	(46,248,003)	(44,339,559)
Net cash used in investing activities of discontinued operations	—	(170,499)	(1,291,208)

Net cash used in investing activities	(81,803,958)	(46,418,502)	(45,630,767)

Financing Activities
Proceeds from issuance of common stock	7,306,320	8,898,602	546,130
Purchases of common stock	(7,829,240)	—	—
Excess tax benefit of stock option exercises	2,561,613	3,750,679	—
Stock offering costs	—	(400,000)	—

Net cash provided by financing activities	2,038,693	12,249,281	546,130

Net increase (decrease) in cash and cash equivalents	(22,016,892)	56,599,552	2,977,845
Cash and cash equivalents at beginning of the year	90,229,040	33,629,488	30,651,643

Cash and cash equivalents at end of the year	$68,212,148	$90,229,040	$33,629,488

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

Description of Business

The Company is comprised entirely of specialty retail operations. It distributes and sells apparel and accessories to young women through its mall-based retail concepts which are labeled as Charlotte Russe. As of September 29, 2007, the Company operated 432 Charlotte Russe retail stores in 44 states and Puerto Rico.

From fiscal 1998 to fiscal 2006 the Company operated a second concept targeting young women seeking contemporary fashion assortments under the name Rampage. A total of 64 stores were operated at the beginning of the fourth quarter of fiscal 2006. To focus on the growth of its core Charlotte Russe concept, the Company sold the lease rights, store fixtures and equipment associated with 43 Rampage store locations during the fourth quarter of fiscal 2006. Of the remaining 21 Rampage stores, the Company converted eight stores into Charlotte Russe locations and returned 13 properties back to the respective landlords prior to the end of fiscal 2006. The results of the Rampage concept are reported as discontinued operations in these financial statements.

The Company has evaluated the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has aggregated its business into one reportable segment.

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the last Saturday in September. All years presented contained 52 weeks, except for fiscal 2006 which contained 53 weeks.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of fixtures and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor remodels are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 amounted to $36,545,667, $31,302,413 and $27,419,178, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. SFAS No. 142 requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). See Note 2 for a discussion of the $22.5 million impairment charge taken in the second quarter of fiscal 2006 associated with the Rampage long-lived assets. There was no impairment in fiscal 2007.

Deferred Rent

Rent expense on non-cancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when the Company receives possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis as a reduction to rent expense.

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

Revenue Recognition

The Company sells merchandise directly to retail customers and generally recognizes revenue at the point of sale. Customers have the right to return merchandise to the Company, and the Company maintains a reserve for the financial impact of returns which occur subsequent to the current reporting period.

The Company’s policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability and are included within other current liabilities. Beginning with the second quarter of fiscal 2006, the Company adjusts the gift card liability balances on a quarterly basis to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Such adjustments are included in net sales and operating income.

Advertising Costs

Advertising costs are expensed as incurred.

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

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income could include net income, foreign currency translation adjustments and gains or losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 29, 2007 or September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS No.157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the third quarter of fiscal 2006, management completed an evaluation of the strategic alternatives for the Rampage stores. That review indicated that certain assets for a majority of the 64 Rampage stores could be sold, based upon specific interest shown by other retailers, while the remaining stores could either be closed or converted to the Charlotte Russe format. In the fourth quarter of fiscal 2006, the lease rights, store fixtures and equipment associated with 43 Rampage store locations were sold for approximately

$13.6 million. Of the remaining 21 Rampage stores in operation at the beginning of the fourth quarter of fiscal 2006, the Company converted eight stores into Charlotte Russe locations and returned 13 properties back to their respective landlords prior to the end of fiscal 2006.

As a result, operating results for all Rampage stores have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Income. Details of those results were as follows:

	September 30, 2006	September 24, 2005
Net sales	$67,484,296	$92,496,619

Loss from operations	$18,790,301	$9,639,622
Impairment charges	22,500,000	—
Gain on disposition of assets	(21,352,383)	—

	19,937,918	9,639,622
Income tax benefit	7,915,353	3,634,137

Net loss on discontinued operations	$12,022,565	$6,005,485

3. Stock-Based Compensation and Equity

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Although the Plan allows for issuance of incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards and performance awards, no such awards have been granted through the end of fiscal 2007. Stock options generally vest ratably over five years and expire after 10 years. Starting in fiscal 2008, options will generally vest over three years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity for the past three fiscal years is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 25, 2004	1,690,170	10.54	6.4	$4,904,726

Granted	589,500	12.18		—
Cancelled	(253,200)	12.05		—
Exercised	(64,500)	5.54		$415,708

Outstanding at September 24, 2005	1,961,970	11.00	6.4	$7,241,924

Granted	765,500	22.00
Cancelled	(247,700)	12.77
Exercised	(858,070)	7.81		$11,399,839

Outstanding at September 30, 2006	1,621,700	$17.61	8.0	$16,110,603

Granted	160,200	$27.51
Cancelled	(224,500)	$19.65
Exercised	(461,641)	$15.27		$6,444,119

Outstanding at September 29, 2007	1,095,759	$19.62	8.1	$1,043,707

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during fiscal 2007 was $7.0 million and the actual tax benefit realized from these exercises was $2.6 million.

Options outstanding and exercisable at September 29, 2007 were as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$10.18–$15.00	491,359	7.1	$12.53	$1,043,707	173,959	$11.90	$477,825
$15.01–$20.00	62,000	8.3	$17.07	$—	11,700	$16.78	$—
$20.01–$25.00	28,400	6.9	$22.27	$—	17,217	$21.76	$—
$25.01–$30.00	505,000	9.1	$26.49	$—	99,600	$26.73	$—
$30.01–$31.02	9,000	9.2	$30.56	$—	—	$—	$—

	1,095,759	8.1	$19.62	$1,043,707	302,476	$17.53	$477,825

The Weighted Average Remaining Term of options outstanding and exercisable at September 29, 2007 was 7.2 years. Subject to adjustments for stock splits and similar events, there were a total of 2,250,000 shares of common stock authorized under the Plan at September 24, 2005. On February 7, 2006, an additional 1,000,000 shares of common stock was authorized by the Company’s stockholders. Of the 3,250,000 shares of common stock authorized, 962,000 were available for future issuance at September 29, 2007. There were 183,823 shares of common stock available for future purchase under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) at September 29, 2007.

Accounting for Stock-Based Compensation Expense

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock-based compensation plans, except for options granted just prior to the Company’s initial public offering for 120,000 shares, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” related interpretations, and SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

Effective the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for (1) share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; (2) share-based payments granted after September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R); and (3) shares sold under the ESPP after September 24, 2005, based on calculations of fair value which are similar to how stock option valuations are made. Because this transition method was selected, results of prior periods have not been restated.

The Company recognized the following stock-based compensation expense for its stock option and employee stock purchase plans during fiscal 2007 and fiscal 2006:

	Year Ended September 29, 2007	Year Ended September 30, 2006
Selling, general and administrative expenses	$1,755,600	$1,460,599
Cost of goods sold	504,800	496,289

Compensation expense	2,260,400	1,956,888
Income tax benefit	890,597	776,885

Reduction of net income	$1,368,803	$1,180,003

Reduction of earnings per share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

As of September 29, 2007, there was $2.7 million (before any related tax benefit) of unrecognized compensation expense related to non-vested share based compensation that is expected to be recognized over a weighted average period of 2.0 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to share based compensation using the Black-Scholes valuation model with straight-line amortization of the expense over the respective vesting periods of the awards:

September 24, 2005
Net income, as reported	$10,801,329
Less: Share based compensation expense determined under fair value method, net of income taxes	(858,800)

Net income, including share based compensation expense	$ 9,942,529

Earnings per share:
Basic—as reported	$0.49
Basic—pro forma	$0.45
Diluted—as reported	$0.45
Diluted—pro forma	$0.41

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the ESPP, which authorized up to 350,000 shares of common stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own common stock or options on such common stock that represents 5%

or more of the Company’s total equity ownership. There were 11,747, 17,108 and 22,005 shares of common stock issued under the ESPP during the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

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

Shares Reserved for Future Issuance

	September 29, 2007	September 30, 2006
Stock options issued and outstanding	1,095,759	1,621,700
Common shares authorized for future stock option grants	962,000	897,700
Shares authorized for issuance under ESPP	183,823	195,570

Shares reserved for future issuance	2,241,582	2,714,970

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

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

	Years Ended
Stock Options:	September 29, 2007	September 30, 2006	September 24, 2005
Expected life (years)	4.7	3.9	4.0
Expected volatility	45%	48%	47%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.7%	4.6%	4.0%
Fair value per option granted	$11.71	$9.03	$7.02

4. Fixed Assets

A summary of fixed assets is as follows:

	September 29, 2007	September 30, 2006
Leasehold improvements	$282,048,518	$239,228,916
Furniture and fixtures	$22,921,946	21,221,343
Equipment and other	$65,890,052	56,722,306

	$370,860,516	317,172,565
Less: Accumulated depreciation and amortization	$(153,262,769)	(139,594,566)

	$217,597,747	$177,577,999

5. Credit Arrangement

On June 24, 2005, the Company entered into a new $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit of $40 million less any outstanding letters of credit, and the Company has set the initial loan ceiling amount at $30 million. Interest on the Credit Facility is payable quarterly, at the Company’s option, at either (i) the Bank’s prime rate plus 0.50% to 1.00%, or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to the continued compliance with various covenants, representations, warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, the Company and the Company’s wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of the securities of the Company’s subsidiaries to the collateral agent as security for the full payment and performance of the Company’s obligations under the Credit Facility and (iii) granted a security interest in essentially all of the Company’s personal property as security for the full payment and performance of the obligations under the Credit Facility. At September 29, 2007, there was no outstanding debt under the Credit Facility and the Company was in compliance with the terms of the bank credit agreement. As of September 29, 2007, the Company had $21.2 million of borrowing availability under the Credit Facility.

Pursuant to the terms of the new secured credit facility, the Company can issue up to $20.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred. At September 29, 2007, there were outstanding letters of credit in the amount of $8.8 million.

6. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers, and office facilities under various non-cancelable operating leases that expire between 2008 and 2018. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 13% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 amounted to $118.5 million, $100.7 million and $85.0 million, respectively, including $6.2 million, $6.5 million and $5.0 million, respectively, of contingent rentals.

As of September 29, 2007, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September:
2008	$74,591,353
2009	$74,742,083
2010	$72,512,411
2011	$67,473,923
2012	$60,457,000
Thereafter	$169,626,167

Total future minimum lease payments	$519,402,937

During fiscal 2006, the Company sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases that it assumed. In the event of default, the Company could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $41.7 million through the end of fiscal 2016 which are not reflected in the table above. The scheduled future minimum rentals for these leases over the next four fiscal years and thereafter are $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. Management believes that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 29, 2007.

License Agreement

In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. The license fee was calculated as the greater of an annual fee (ranging between $600,000 to $750,000) or a percent of sales at stores operating under the Rampage name (ranging between 0.5% and 1.0%).

The license agreement had an initial term that expires in 2012. Consistent with the Company’s decision in 2006 to dispose of the Rampage stores, a termination of this agreement was negotiated which required the Company to pay an early termination fee of $1.4 million. The accrual for this charge is included within other current liabilities in the accompanying balance sheet at September 30, 2006. This liability was paid in fiscal 2007. License fees incurred during the fiscal year ended September 30, 2006 were $2,176,661 and are included in selling, general and administrative expenses in the accompanying consolidated statement of income.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations.

7. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Current:
Federal	$20,600,273	$20,368,998	$11,388,083
State	3,703,700	4,135,957	2,185,032

	24,303,973	24,504,955	13,573,115
Deferred:
Federal	(1,227,900)	45,789	(2,993,800)
State	(208,700)	(85,200)	(408,900)

	(1,436,600)	(39,411)	(3,402,700)

	$22,867,373	$24,465,544	$10,170,415

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Tax at U.S. statutory rates	$20,710,115	$21,569,119	$9,442,030
State income taxes, net of federal tax benefit	2,557,699	2,703,843	1,052,112
Non-deductible expenses	9,898	23,723	23,788
Other, net	(410,339)	168,859	(347,516)

	$22,867,373	$24,465,544	$10,170,415

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 29, 2007	September 30, 2006
Deferred tax assets:
Inventory	$2,960,666	$2,946,602
Deferred rent	41,699,578	38,876,584
Employee benefit programs	1,351,418	1,366,343
Stock-based compensation	1,004,763	389,013
State income taxes	465,847	305,046
Other accrued expenses	992,068	1,392,009

	48,474,340	45,275,597
Deferred tax liabilities:
Tax over book depreciation	(39,069,960)	(37,152,985)
Intangibles	(2,514,380)	(2,262,612)

	(41,584,340)	(39,415,597)

Net deferred tax assets	$6,890,000	$5,860,000

8. Supplemental Cash Flows Disclosures

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Income tax benefit of stock option transactions	$2,490,974	$4,103,942	$149,655
Cash paid during the year for:
Interest	$89,530	$76,817	$61,378
Income taxes	$26,158,435	$8,460,553	$10,145,081

9. Related Party Transactions

The Company, its Chairman of the Board and two funds managed by Apax Partners, L.P. (“Apax”), entered into a stockholders’ agreement in 1999. This agreement provided that, among other things: (1) as long as Apax owned more than 25% of the Company’s outstanding shares, it would have the right to nominate three directors, and (2) as long as Apax owned at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it would have the right to nominate two directors. The stockholders agreement also granted, subject to limitations and exceptions and only so long as Apax owned at least 1,820,735 shares, demand registration rights to Apax. The Company was responsible for certain costs of these registered offerings. Lastly, as long as Apax owned at least 1,820,735 shares, the Company was required to pay an annual fee of $250,000 in exchange for certain financial advisory services.

In conjunction with a securities offering in Fiscal 2006, Apax’s holdings of the Company’s common stock were reduced below 1,820,735 shares, as a result of which provisions of the agreement with Apax discussed above are no longer in effect.

Pursuant to this agreement, the Company incurred financial advisory service fees of $250,000 in fiscal 2005 and fiscal 2006. In addition, the Company incurred certain costs of a registered offering in which shares were sold by Apax of $400,000 during the fiscal year ended September 30, 2006. Given the historical nature of this obligation, these costs were treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any. There were no related party transactions in fiscal 2007

No purchases from related parties were made in fiscal 2007, 2006 or 2005. There were no related party accounts payable balances at September 29, 2007 or September 30, 2006.

10. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. The 401(k) Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under the 401(k) Plan were $136,963, $128,147 and $126,954 for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

11. Earnings Per Share

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Income from continuing operations	$36,304,385	$37,160,511	$16,806,814
Loss on discontinued operations	—	(12,022,565)	(6,005,485)

Net income	$36,304,385	$25,137,946	$10,801,329

Net income from continuing operations per share:
Basic	$1.44	$1.65	$0.76
Effect of dilutive warrants	—	(0.12)	(0.05)
Effect of dilutive stock options	(0 .01)	(0.03)	(0.01)

Diluted	$1.43	$1.50	$0.70

Weighted average number of shares:
Basic	25,243,506	22,560,110	21,994,665
Effect of dilutive warrants	—	1,819,375	1,804,541
Effect of dilutive stock options	227,839	409,609	263,009

Diluted	25,471,345	24,789,094	24,062,215

The calculation of dilutive shares excludes the effect of the following options and warrants that are considered anti-dilutive:

	Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Anti-dilutive options and warrants	501,535	117,229	544,795

SCHEDULE II

CHARLOTTE RUSSE HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three fiscal years ended September 29, 2007

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Income	Adjustments and Deductions	Balance at End of Year
Fiscal year ended September 24, 2005:
Reserve for markdown of inventory	$3,800	$2,583	$1,383	$5,000
Allowance for effect of sales returns	850	650	400	1,100
Reserve for inventory shrinkage	213	5,647	5,493	367
Fiscal year ended September 30, 2006:
Reserve for markdown of inventory	$5,000	$3,600	$4,500	$4,100
Allowance for effect of sales returns	1,100	634	824	910
Reserve for inventory shrinkage	367	8,675	8,696	346
Fiscal year ended September 29, 2007
Reserve for markdown of inventory	$4,100	$700	$600	$4,200
Allowance for effect of sales returns	910	427	243	1,094
Reserve for inventory shrinkage	346	8,898	8,953	291

EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the SEC and are incorporated herein by reference.

Exhibit	Description

2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 19, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 19, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 19, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.1 to our Form 10-Q filed April 27, 2007)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 19, 1999)

10.1	Trade Secret and Confidentiality Agreement dated as of October 1, 1996 by and between Charlotte Russe Holding, Inc. and Bernard Zeichner (Exhibit 10.11 to Registration Statement 333-84297 filed October 19, 1999)

10.2	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterpises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 19, 1999)

10.3	Loan and Security Agreement by and among Charlotte Russe, Inc., as Borrower, direct and indirect domestic subsidiaries of Borrower and Bank of America, N.A., as Agent, dated as of June 24, 2005 (Exhibit 10.33 to our Form 10-Q filed July 22, 2005)

10.4	Purchase Agreement by and among Charlotte Russe, Inc. and Forever 21 Retail, Inc. dated June 29, 2006 (Exhibit 10.1 to our Form 10-K filed December 13, 2006)

10.5	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 19, 1999)

10.6	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 19, 1999)

10.7	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.3 to our Form 10-Q filed January 26, 2007)

10.8	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan*

10.9	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 19, 1999)

10.10	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 19, 1999)

Exhibit	Description

10.11	Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated July 9, 2003 (Exhibit 10.30 to our Form 10-K filed December 19, 2003)

10.12	First Amendment by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated August 31, 2005 (Exhibit 99.1 to our Form 8-K filed September 6, 2005)

10.13	Second Amendment to Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated February 14, 2007 (Exhibit 10.1 to our Form 10-Q filed April 27, 2007)

10.14	Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated August 31, 2003 (Exhibit 10.31 to our Form 10-K filed December 19, 2003)

10.15	First Amendment to Amended and Restated Employment Agreement by and between Charlotte Russe, Inc. and Bernard Zeichner dated December 21, 2006 (Exhibit 10.1 to our Form 8-K filed December 22, 2006)

10.16	Offer Letter by and between Charlotte Russe Holding, Inc. and Edward Wong dated August 10, 2005 (Exhibit 10.14 to our Form 10-K filed December 13, 2006)

10.17	Offer Letter by and between Charlotte Russe Holding, Inc. and Patricia A. Shields dated August 11, 2006 (Exhibit 10.15 to our Form 10-K filed December 13, 2006)

10.18	Offer Letter by and between Charlotte Russe Holding, Inc. and Patricia K. Johnson dated April 20, 2007 (Exhibit 10.1 to our Form 10-Q filed July 30, 2007)

10.19	Letter Agreement by and between Charlotte Russe Holding, Inc. and Daniel T. Carter dated December 5, 2006 (Exhibit 10.1 to our Form 8-K filed December 6, 2006)

10.20	Charlotte Russe Holding, Inc. Executive Officer Compensation Program (Exhibit 10.1 to our Form 8-K filed November 26, 2007)

10.21	Charlotte Russe Holding, Inc. Retirement Benefit Program*

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 19, 1999)

23.1	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (See signature page)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*