Form 10-Q
period 2007-12-29
CHARLOTTE RUSSE HOLDING INC
filed 2008-02-06
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2007

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

The number of shares of common stock outstanding as of February 4, 2008 was 24,979,355.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2007	September 29, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$114,702,942	$68,212,148
Inventories	46,620,624	59,408,879
Prepaid rent	11,477,271	10,789,305
Landlord allowances receivable	4,386,229	8,150,288
Deferred tax assets	6,380,000	5,770,000
Other current assets	3,991,702	6,148,642

Total current assets	187,558,768	158,479,262
Fixed assets, net	211,934,197	217,597,747
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	1,340,000	1,120,000
Other assets	1,063,253	1,126,114

Total assets	$430,686,218	$407,113,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$28,909,302	$30,580,874
Accounts payable, other	4,967,302	8,096,234
Accrued payroll and related expense	5,371,408	6,207,709
Income and sales taxes payable	11,600,939	2,455,421
Other current liabilities	12,848,792	6,707,952

Total current liabilities	63,697,743	54,048,190
Deferred rent	104,698,390	106,007,106
Other liabilities	762,171	—

Total liabilities	169,158,304	160,055,296

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 24,970,338 and 24,886,738 at December 29, 2007 and September 29, 2007 respectively	248,884	248,868
Additional paid-in capital	76,269,749	75,625,962
Retained earnings	185,009,281	171,182,997

Total stockholders’ equity	261,527,914	247,057,827

Total liabilities and stockholders’ equity	$430,686,218	$404,113,123

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Net sales	$238,218,744	$209,238,850
Cost of goods sold, including buying, distribution and occupancy costs	171,032,948	149,562,875

Gross profit	67,185,796	59,675,975
Selling, general and administrative expenses	45,047,579	37,892,205

Operating income	22,138,217	21,783,770
Other income:
Interest income, net	953,480	1,192,419

Total other income	953,480	1,192,419

Income before income taxes	23,091,697	22,976,189
Income taxes	9,098,129	9,075,595

Net income	$13,993,568	$13,900,594

Earnings per share
Basic	$0.56	$0.56

Diluted	$0.56	$0.55

Weighted average shares outstanding:
Basic	24,887,068	25,044,851

Diluted	25,014,866	25,371,624

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Operating Activities
Net income	$13,993,568	$13,900,594
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,821,055	7,897,611
Amortization of construction allowances	(3,581,262)	(3,117,830)
Stock based compensation	628,245	315,720
Deferred rent	408,097	119,725
Loss on disposal of assets	20,364	147,683
Deferred income taxes	(830,000)	(600,000)
Changes in operating assets and liabilities:
Inventories	12,788,255	5,366,595
Prepaid rent	(687,966)	(9,751,966)
Landlord allowance receivable	3,764,059	4,832,649
Other current assets	2,202,074	(2,488,211)
Accounts payable, trade	(1,671,572)	7,627,516
Accounts payable, other	(3,128,932)	(2,264,818)
Accrued payroll and related expense	(836,301)	(2,423,055)
Income and sales taxes payable	9,145,518	7,997,726
Landlord construction allowances	1,864,449	2,272,283
Other liabilities	6,735,726	1,584,183

Net cash provided by operating activities	51,635,377	31,416,405

Investing Activities
Purchases of fixed assets	(5,165,735)	(13,607,292)
Other assets	5,593	(40,172)

Net cash used in investing activities	(5,160,142)	(13,647,464)

Financing Activities
Proceeds from issuance of common stock	15,559	6,772,454
Excess tax benefits from option exercises	—	2,117,300

Net cash provided by financing activities	15,559	8,889,754

Net increase in cash and cash equivalents	46,490,794	26,658,695
Cash and cash equivalents at beginning of the period	68,212,148	90,229,040

Cash and cash equivalents at end of the period	$114,702,942	$116,887,735

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 29, 2007. Certain amounts have been reclassified in prior periods to conform to the current period presentation.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 29, 2007 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 29, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 28, 2007.

2. Stock Based Compensation

Stock Plan Activity

Under the Company’s 1999 Equity Incentive Plan (the “Plan”), the Company grants stock options to purchase common stock to some of its employees and non-employee directors at prices equal to the market value of the common stock on the date of grant. Options issued prior to fiscal 2008 generally vest ratably over five years and expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Options issued in fiscal 2008 generally vest ratably over three years and expire after 10 years.

In the first quarter of fiscal 2008, the Company granted stock options covering a total of 245,450 shares. In addition, the Company granted an aggregate of 82,000 shares of restricted stock to four executive officers. The Company grants two types of restricted shares—service based and market based shares. The service based shares vest three years from the award date. The market based shares vest after three years of service in addition to being dependent upon the Company’s total shareholder return over the same three year period compared to eleven peer group companies. The restricted shares are an element of the Company’s Executive Performance-Based Incentive Plan and are issued from the Plan. A more detailed discussion of the Executive Performance-Based Incentive Plan is contained in the Company’s 2008 Proxy Statement that was filed with the Securities and Exchange Commission on January 10, 2008.

At December 29, 2007, there were a total of 3,250,000 shares authorized under the Plan of which 1,413,409 were outstanding—including the 82,000 unvested shares of restricted stock—and 642,750 were available for future issuance. In addition, there were 183,823 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at December 29, 2007.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The Company recognized the following stock based compensation expense for the Plan and ESPP as follows:

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Cost of goods sold	$124,438	$53,207
Selling, general and administrative expenses	503,807	262,513

Compensation expense	628,245	315,720
Income tax benefit	247,529	124,709

Reduction of net income	$380,716	$191,011

Reduction of earnings per share:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

As of December 29, 2007, there was $3.0 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested share based compensation that is expected to be recognized over a weighted average period of 1.8 years.

3. Net Income Per Common Share

Basic earnings per share are calculated based on the weighted average outstanding common shares. Diluted earnings per share are calculated based on the weighted average outstanding shares and potentially dilutive stock options and restricted shares. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Net income	$13,993,568	$13,900,594

Weighted average number of shares:
Basic	24,887,068	25,044,851
Effect of dilutive stock options	80,280	326,773
Effect of dilutive restricted shares	47,518	—

Diluted	25,014,866	25,371,624

Net income per share:
Basic	$0.56	$0.56
Effect of dilutive stock options	—	(0.01)
Effect of dilutive restricted shares	—	—

Diluted	$0.56	$0.55

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Anti-dilutive options	844,826	469,038

4. Unredeemed Gift Card Income

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

5. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Effective September 30, 2007, the Company adopted the provisions of FIN 48. The Company followed the two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step was to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step was to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As of September 30, 2007, the total amount of unrecognized tax benefits was $592,000 all of which, if recognized, would reduce our income tax expense and effective tax rate. The cumulative effects of applying this interpretation have been recorded as a decrease of $167,000 to retained earnings and an increase of $167,000 to income taxes payable.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 29 and September 30, 2007, the total amount of accrued income tax-related interest and penalties was $36,000 and $29,000, respectively.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Recent Accounting Pronouncements (continued)

We are subject to periodic audits by domestic and state tax authorities. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. With few exceptions, the fiscal years 2004 to 2007 remain open to examination by state taxing jurisdictions. We believe that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. We do not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next twelve months.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115,” was issued February of 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The guidance will become effective as of the beginning of a company’s fiscal year beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” was issued December of 2007. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

SFAS No. 141, (R) “Business Combinations,” was issued December of 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

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

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Net sales	100.0%	100.0%
Cost of goods sold	71.8	71.5

Gross profit	28.2	28.5
Selling, general and administrative expenses	18.9	18.1

Operating income	9.3	10.4
Interest income, net	0.4	0.6

Income before income taxes	9.7	11.0
Income taxes	3.8	4.4

Net income	5.9%	6.6%

Charlotte Russe stores open at end of period	440	392

Three Months Ended December 29, 2007 Compared to the Three Months Ended December 30, 2006

Net Sales. Our net sales increased to $238.2 million from $209.2 million, an increase of $29.0 million, or 13.9%, over the same quarter last year. This increase reflects $26.1 million of additional net sales from eight new stores opened during the first quarter of fiscal 2008 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales also benefited from a 1.5% increase in comparable store sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $67.2 million from $59.7 million, an increase of $7.5 million, or 12.6%, over the same quarter last year. This increase in gross profit was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 28.2% from 28.5%, or 0.3 percentage points, from the same quarter last year. The decrease in gross profit as a percentage of net sales was principally due to lower initial mark-up (0.7 percentage point impact), deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (0.9 percentage point impact) and other factors (0.2 percentage points ). These unfavorable factors were partially offset by lower freight costs (1.1 percentage point impact) and lower distribution center expenses (0.4 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $45.0 million from $37.9 million, an increase of $7.1 million, or 18.9%, over the same quarter last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 18.9% from 18.1%, or 0.8 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was principally due to higher central office expenses (1.1 percentage point impact) partially offset by lower store operating expenses (0.3 percentage point impact).

Income Taxes. Our effective tax rate of 39.4% for fiscal 2008 approximates our statutory income tax rate and is comparable to the rate utilized in the same quarter last year.

Net Income. Our net income increased to $14.0 million from $13.9 million, an increase of $0.1 million, or 0.7%, over the same quarter last year. The slight increase was primarily due to an increase in gross profit largely offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of December 29, 2007, we had working capital of approximately $123.9 million, which included cash and cash equivalents of $114.7 million.

The following chart provides a summary of our sources and uses of cash during the first three months of fiscal 2008 and 2007:

	Three Months Ended
	December 29, 2007 (13 weeks)	December 30, 2006 (13 weeks)
Net cash provided by operating activities	$51,635,377	$31,416,405
Net cash used in investing activities	(5,160,142)	(13,647,464)
Net cash provided by financing activities	15,559	8,889,754

Change in cash position	$46,490,794	$26,658,695

During the first quarter of fiscal 2008, our net cash provided by operations increased $20.2 million versus the same period of the prior fiscal year. The increase was due to a larger reduction of inventory levels during the current period versus the prior year period ($7.4 million), differences in the timing of rent payments between the periods ($9.1 million) and the net impact of all other factors ($3.7 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $8.5 million during the first quarter of fiscal year 2008 primarily as a result of the timing of expenditures in fiscal 2007 for new point-of-sales (POS) registers installed in stores beginning in the second quarter of fiscal 2007.

Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock options. It decreased $8.9 million in the first quarter of fiscal 2008 due to a significant reduction in the number of stock option exercises during the period versus the same period in fiscal 2007.

We expect to continue to invest in capital expenditures to support our growth. We may also use cash to repurchase our common stock or in connection with other strategic transactions. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2008 are projected to range from approximately $70 million to $75 million, excluding any amounts we may expend in connection with stock repurchases or other strategic alternatives.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At December 29, 2007, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of December 29, 2007, we had $22.5 million of borrowing availability under the Credit Facility.

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

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at December 29, 2007 totaled approximately $7.5 million, including $2.0 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of December 29, 2007 was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$534,547	$76,873	$151,267	$130,544	$175,863
Other obligations	32,065	32,065	—	—	—

	$566,612	$108,938	$151.267	$130,544	$175,863

Commercial Obligations
Documentary letters of credit	$5,453	$5,453	$—	$—	$—
Standby letters of credit	2,022	2,022	—	—	—

	$7,475	$7,475	$—	$—	$—

The other obligations detailed above in Contractual Obligations are comprised of open commitments and purchase orders related to the construction of new stores and the remodeling of existing stores as well as open commitments for other capital projects in the stores and the central office.

As a result of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as of September 30, 2007, the total amount of unrecognized tax benefits was $592,000 all of which, if recognized, would reduce our income tax expense and effective tax rate. The cumulative effects of applying this interpretation have been recorded as a decrease of $167,000 to retained earnings and an increase of $167,000 to income taxes payable. These amounts are not included in the above table as we cannot reliably estimate when, if any, of the liability will be due.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $41.7 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2008, 2009, 2010, 2011 and thereafter are $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of December 29, 2007.

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

Our policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, unredeemed gift cards are recorded as a liability and are included within other current liabilities. We adjust the gift card liability balances on a quarterly basis to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. Such adjustments are included in net sales and operating income. Recognized gift card income was not material to periods presented.

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

Operating Leases

We record rent expense on non-cancellable leases containing known future scheduled rent increases on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis over the life of the lease as a reduction to rent expense or in the case of an extension of the lease, over the extended term.

Stock Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We grant two types of restricted stock—service based and market based shares. The fair value of the service based shares is the price of the stock on the date of award multiplied by the number of shares awarded. The total fair value is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the market based shares is the price of the stock on the date of award multiplied by the number of shares awarded adjusted for the expected outcome of the market based condition. The expected outcome is based on an assessment of possible outcomes of the market condition. The fair value of the shares is established upon award and is recognized ratably until the date the shares are unrestricted. The fair value compensation cost established upon award is recognized as long as the employee stays through the required service period and is not adjusted for the actual outcome of the market condition.

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

Retirement Benefit Plan

We have a retirement benefit program to provide certain of our executive officers with post-retirement medical insurance coverage. The valuation of the benefit is based on the net present value of the estimated payments to be made over the estimated life of the recipients. The cost of the program is amortized over the period of time from when the recipients are approved for the benefit to the time the recipients meet the requirements of the post-retirement medical insurance program.

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

Effective September 30, 2007, we adopted the provisions of FIN 48. We followed the two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step was to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step was to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We considered many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As of September 30, 2007, the total amount of unrecognized tax benefits was $592,000 all of which, if recognized, would reduce our income tax expense and effective tax rate. The cumulative effects of applying this interpretation have been recorded as a decrease of $167,000 to retained earnings and an increase of $167,000 to income taxes payable.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 29 and September 30, 2007, the total amount of accrued income tax-related interest and penalties was $36,000 and $29,000, respectively.

We are subject to periodic audits by domestic and state tax authorities. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. With few exceptions, the fiscal years 2004 to 2007 remain open to examination by state taxing jurisdictions. We believe that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. We do not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next twelve months.

Off-Balance Sheet Arrangements

As of December 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 5 of our consolidated financial statements included herein for the quarter ended December 29, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 29, 2007, we had no outstanding debt under the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2007 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our first fiscal quarter ended December 29, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks set forth below with an asterisk (*) next to the title include certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 29, 2007 and our subsequent filings with the SEC.

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

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened 8 new Charlotte Russe stores and closed no stores in the first quarter of fiscal 2008. This represented a 2% increase from the number of Charlotte Russe stores open at the end of fiscal 2007. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years.

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

The price of our common stock could fluctuate or decline substantially due to fluctuations in our comparable store sales and quarterly results of operations or other factors.*

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of our common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 21.0% and as low as negative 5.3% over the last eight fiscal quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

In addition, announcements by other retailers, the trading volume of our stock, changes in estimates of our performance by securities analysts, repurchases of our common stock or other strategic transactions and the general condition of the financial markets could cause our stock price to fluctuate or decline substantially.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman dated January 4, 2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 6th day of February, 2008.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ PATRICIA K. JOHNSON
Patricia K. Johnson
Executive Vice President and Chief Financial Officer