Form 10-Q
period 2008-03-29
CHARLOTTE RUSSE HOLDING INC
filed 2008-05-05
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of May 2, 2008 was 20,850,855.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 29, 2008	September 29, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$125,323,742	$68,212,148
Inventories	53,240,963	59,408,879
Prepaid rent	174,135	10,789,305
Landlord allowances receivable	5,978,305	8,150,288
Deferred tax assets	6,380,000	5,770,000
Other current assets	4,282,896	6,148,642

Total current assets	195,380,041	158,479,262
Fixed assets, net	213,586,547	217,597,747
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	1,340,000	1,120,000
Other assets	1,043,093	1,126,114

Total assets	$440,139,681	$407,113,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$36,100,380	$30,580,874
Accounts payable, other	6,839,354	8,096,234
Accrued payroll and related expense	7,451,955	6,207,709
Income and sales taxes payable	3,819,986	2,455,421
Other current liabilities	10,722,893	6,707,952

Total current liabilities	64,934,568	54,048,190
Deferred rent	107,209,763	106,007,106
Other liabilities	762,171	—

Total liabilities	172,906,502	160,055,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding of 24,929,855 and 24,886,738 at March 29, 2008 and September 29, 2007 respectively	249,299	248,868
Additional paid-in capital	77,734,136	75,625,962
Retained earnings	189,249,744	171,182,997

Total stockholders’ equity	267,233,179	247,057,827

Total liabilities and stockholders’ equity	$440,139,681	$407,113,123

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)	March 29, 2008 (26 weeks)	March 31, 2007 (26 weeks)
Net sales	$185,075,909	$161,091,449	$423,294,653	$370,330,299
Cost of goods sold, including buying, distribution and occupancy costs	138,677,918	120,749,163	309,710,866	270,312,038

Gross profit	46,397,991	40,342,286	113,583,787	100,018,261
Selling, general and administrative expenses	41,932,136	36,132,223	86,979,715	74,024,428

Operating income	4,465,855	4,210,063	26,604,072	25,993,833
Other income:
Interest income, net	1,060,003	1,342,512	2,013,483	2,534,931

Total other income	1,060,003	1,342,512	2,013,483	2,534,931

Income before income taxes	5,525,858	5,552,575	28,617,555	28,528,764
Income taxes	1,285,394	1,718,438	10,383,523	10,794,033

Net income	$4,240,464	$3,834,137	$18,234,032	$17,734,731

Earnings per share
Basic	$0.17	$0.15	$0.73	$0.70

Diluted	$0.17	$0.15	$0.73	$0.70

Weighted average shares outstanding:
Basic	24,909,139	25,316,126	24,898,104	25,180,488

Diluted	25,085,553	25,550,989	25,051,426	25,464,766

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 29, 2008 (26 weeks)	March 31, 2007 (26 weeks)
Operating Activities
Net income	$18,234,032	$17,734,731
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	21,660,950	17,328,847
Amortization of construction allowances	(7,024,335)	(6,176,269)
Stock based compensation	1,540,832	1,059,720
Deferred rent	1,014,157	(780,932)
Loss on disposal of assets/Impairments	1,137,876	1,186,837
Deferred income taxes	(830,000)	(120,000)
Changes in operating assets and liabilities:
Inventories	6,167,916	580,917
Prepaid rent	10,615,170	(10,609,507)
Landlord allowance receivable	2,171,984	3,557,851
Other current assets	1,917,851	(595,664)
Accounts payable, trade	5,519,506	8,325,550
Accounts payable, other	(1,256,880)	(3,097,295)
Accrued payroll and related expense	1,244,246	(452,524)
Income and sales taxes payable	1,364,565	(2,761,139)
Landlord construction allowances	7,212,835	5,069,755
Other liabilities	4,609,827	(1,603,912)

Net cash provided by operating activities	75,300,532	28,646,966

Investing Activities
Purchases of fixed assets	(18,763,358)	(30,014,340)
Other assets	6,647	(28,352)

Net cash used in investing activities	(18,756,711)	(30,042,692)

Financing Activities
Proceeds from issuance of common stock	513,930	6,620,151
Excess tax benefits from option exercises	53,843	2,759,510

Net cash provided by financing activities	567,773	9,379,661

Net increase in cash and cash equivalents	57,111,594	7,983,935
Cash and cash equivalents at beginning of the period	68,212,148	90,229,040

Cash and cash equivalents at end of the period	$125,323,742	$98,212,975

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and six months period ended March 29, 2008 are not necessarily indicative of the results of a full fiscal year.

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

In the second quarter of fiscal 2008, the Company granted stock options covering a total of 52,000 shares. In addition, the Company granted an aggregate of 18,000 shares of restricted stock to six members of the Board of Directors, which vest one year from the award date in accordance with the new non-employee Directors compensation policy approved by the Board of Directors at its February 13, 2008 meeting.

At March 29, 2008, there were a total of 3,250,000 shares authorized under the Plan of which 1,440,309 were outstanding and 583,350 were available for future issuance. In addition, there were 174,806 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at March 29, 2008.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The Company recognized the following stock based compensation expense for the Plan and ESPP as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)	March 29, 2008 (26 weeks)	March 31, 2007 (26 weeks)
Cost of goods sold	$194,139	$141,293	$318,577	$194,500
Selling, general and administrative expenses	718,448	602,707	1,222,255	865,220

Compensation expense	912,587	744,000	1,540,832	1,059,720
Income tax benefit	342,610	293,136	590,139	417,530

Reduction of net income	$569,977	$450,864	$950,693	$642,190

Reduction of earnings per share:
Basic	$0.02	$0.02	$0.04	$0.03

Diluted	$0.02	$0.02	$0.04	$0.03

As of March 28, 2008, there was $2.9 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested share based compensation that is expected to be recognized over a weighted average period of 1.6 years.

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

	Three Months Ended		Six Months Ended
	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)
Net income (loss)	$4,240,464	$3,834,137	$18,234,032	$17,734,731

Weighted average number of shares:
Basic	24,909,139	25,316,126	24,898,104	25,180,488
Effect of dilutive stock options	119,966	234,863	101,339	284,278
Effect of dilutive restricted shares	56,448	—	51,983	—

Diluted	25,085,553	25,550,989	25,051,426	25,464,766

Net income per share:
Basic	$0.17	$0.15	$0.73	$0.70
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted shares	—	—	—	—

Diluted	$0.17	$0.15	$0.73	$0.70

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)	March 29, 2008 (13 weeks)	March 31, 2007 (13 weeks)
Anti-dilutive options	840,507	475,709	840,167	479,684

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

5. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

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

7. Share Repurchases

During the second quarter of fiscal 2008, the Company’s Board of Directors commenced a modified “Dutch Auction” tender offer for up to 4 million shares of the Company’s common stock (with the authority to increase the offer by up to 80,000 additional shares without need to amend the offer), or approximately 16% of the Company’s common stock outstanding. The purchase price was to be not greater than $20 or less than $18 per share. On February 19, 2008, the last full trading day prior to the announcement of the tender offer, the closing sale price on the NASDAQ Stock Market for the Company’s common stock was $19.02. The tender offer commenced on February 21, 2008 and remained open until April 2, 2008. The Company accepted for purchase 4,080,000 shares of the Company’s common stock in the tender offer, at a price of $18.00 per share, for a total cost of $73,440,000, excluding fees and expenses related to the tender offer. Based on the depositary’s final count, a total of 9,066,617 shares of the Company’s common stock were validly tendered in the offer at a price of $18.00 per share. Accordingly, the final proration factor for the offer was 45.0%. The 4,080,000 shares of the Company’s common stock purchased in the tender offer represented 16.3% of the shares outstanding on April 2, 2008. Payment for the shares accepted for purchase, and return of all other shares tendered and not purchased, was made promptly by the depositary. All payments were made in early April, after the end of the second quarter of fiscal 2008 and will therefore be included in the Company’s financial results for the third quarter of fiscal 2008. The Company financed this share repurchase from the Company’s existing cash and cash equivalents balance.

8. Income Taxes

A favorable tax adjustment of $831,000 was recorded in the second quarter of fiscal 2008 resulting in a $0.03 benefit to diluted earnings per share. In addition, the Company reduced the estimated effective income tax rate for fiscal 2008 from 39.4% to 38.3%. The second quarter tax adjustment includes a reversal of a prior year tax accrual of $577,000. The remaining adjustment reflects the impact of a lower effective tax rate in the first quarter of fiscal 2008. Beginning with the second quarter, the Company accrued income tax expense at the revised rate of 38.3%. The reduction in the estimated effective income tax rate was primarily driven by a revised blended state tax rate.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

8. Income Taxes (continued)

guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

As of March 29, 2008, the total amount of unrecognized tax benefits was $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 29, 2008 the total amount of accrued income tax-related interest and penalties was $36,000.

The Company is subject to periodic audits by domestic and state tax authorities. By statute, the Company’s U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. With few exceptions, the fiscal years 2004 to 2007 remain open to examination by state taxing jurisdictions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company does not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report on Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” and “will,” or other similar words, phrases or expressions. We have based these forward-looking statements on the Company’s current expectations and projections about future events. Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on the Company’s current beliefs as well as assumptions made by us and information currently available to us. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

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

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q. The following table sets forth the Company’s operating results, expressed as a percentage of net sales, and Charlotte Russe store numbers for the periods indicated. These operating results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.9	75.0	73.2	73.0

Gross profit	25.1	25.0	26.8	27.0
Selling, general and administrative expenses	22.7	22.4	20.5	20.0

Operating income	2.4	2.6	6.3	7.0
Interest income, net	0.6	0.9	0.5	0.7
Other charges, net	—	—	—	—

Income before income taxes	3.0	3.5	6.8	7.7
Income taxes	0.7	1.1	2.5	2.9

Net income (loss)	2.3%	2.4%	4.3%	4.8%

Charlotte Russe stores open at end of period	448	395	448	395

Three Months Ended March 29, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales. The Company’s net sales increased to $185.1 million from $161.1 million, an increase of $24.0 million, or 14.9%, over the same quarter last year. This increase reflects $20.2 million of additional net sales from ten new stores opened during the second quarter of fiscal 2008 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales also benefited from a 2.5% increase in comparable store sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. The Company’s gross profit increased to $46.4 million from $40.3 million, an increase of $6.1 million, or 15.1%, over the same quarter last year. This increase in gross profit was primarily the result of higher net sales. As a percentage of net sales, gross profit increased to 25.1% from 25.0%, or 0.1 percentage points, from the same quarter last year. The increase in gross profit as a percentage of net sales was principally due to lower freight costs (1.3 percentage point impact) and lower shrink expenses (0.4 percentage point impact). These favorable factors were substantially offset by lower initial mark-up (0.6 percentage point impact), higher markdowns (0. 5 percentage point impact ) and deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (0.5 percentage point impact).

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses increased to $41.9 million from $36.1 million, an increase of $5.8 million, or 16.1%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter increased to 22.7% from 22.4%. Favorable leveraging in store payroll and other store expenses (0.8 percentage point impact) was offset by higher corporate expenses, (0.9 percentage point impact), primarily attributable to an increase in professional fees, and marketing expenses (0.2 percentage point impact).

Income Taxes. A favorable tax adjustment of $831,000 was recorded in the second quarter of fiscal 2008 resulting in a $0.03 benefit to diluted earnings per share. In addition, the Company reduced the estimated effective income tax rate for fiscal 2008 from 39.4% to 38.3%. The second quarter tax adjustment includes a reversal of a prior year tax accrual of $577,000. The reversal was due to a lower tax liability than estimated after the completion and filing of tax returns for fiscal 2007. The remaining adjustment reflects the impact of a lower effective tax rate in the first quarter of fiscal 2008. Beginning with the second quarter, the Company accrued income tax expense at the revised rate of 38.3%. The reduction in the estimated effective income tax rate was primarily driven by a revised blended state tax rate.

Net Income. The Company’s net income increased to $4.2 million from $3.8 million, an increase of $0.4 million, or 10.5%, over the same quarter last year. The increase was primarily due to an increase in gross profit and the favorable tax adjustments made in the second quarter partially offset by an increase in selling, general and administrative expenses.

Six Months Ended March 29, 2008 Compared to the Six Months Ended March 31, 2007

Net Sales. The Company’s net sales increased to $423.3 million from $370.3 million, an increase of $53.0 million, or 14.3%, over the corresponding period last year. This increase reflects $46.4 million of additional net sales from eighteen new stores opened during the first two quarters of fiscal 2008 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales also benefited from a 1.9% increase in comparable store sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. The Company’s gross profit increased to $113.6 million from $100.0 million, an increase of $13.6 million, or 13.6%, over the corresponding period last year. This increase in gross profit was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 26.8% from 27.0%, or 0.2 percentage points, from the same period last year. The decrease in gross profit as a percentage of net sales was principally due to lower initial mark-up (0.7 percentage point impact), increased markdowns (0.2 percentage point impact), deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (0.8 percentage point impact). These unfavorable factors were largely offset by lower freight costs (1.2 percentage point impact) and lower distribution center expenses (0.3 percentage point impact).

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses increased to $87.0 million from $74.0 million, an increase of $13.0 million, or 17.6%, over the corresponding period last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% from 20.0%, or 0.5 percentage points, from the same period last year. The increase in expenses as a percentage of net sales was principally due to higher central office expenses (0.9 percentage point impact)—primarily an increase in professional fees—and other factors (0.1 percentage point impact), partially offset by lower store operating expenses (0.5 percentage point impact).

Income Taxes. A favorable tax adjustment of $831,000 was recorded in the second quarter of fiscal 2008 resulting in a $0.03 benefit to diluted earnings per share. In addition, the Company reduced the estimated effective income tax rate for fiscal 2008 from 39.4% to 38.3%. The second quarter tax adjustment includes a reversal of a prior year tax accrual of $577,000. The reversal was due to a lower tax liability than estimated after the completion and filing of tax returns for fiscal 2007. The remaining adjustment reflects the impact of a lower effective tax rate in the first quarter of fiscal 2008. Beginning with the second quarter, the Company accrued income tax expense at the revised rate of 38.3%. The reduction in the estimated effective income tax rate was primarily driven by a revised blended state tax rate.

Net Income. The Company’s net income increased to $18.2 million from $17.7 million, an increase of $0.5 million, or 2.8%, over the corresponding period last year. The increase was primarily due to an increase in gross profit and the favorable tax adjustments made in the second quarter partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of the Company’s inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of March 29, 2008, we had working capital of approximately $130.4 million, which included cash and cash equivalents of $125.3 million.

The following chart provides a summary of the Company’s sources and uses of cash during the first six months of fiscal 2008 and 2007:

	Six Months Ended
	March 29, 2008 (26 weeks)	March 31, 2007 (26 weeks)
Net cash provided by operating activities	$75,300,532	$28,646,966
Net cash used in investing activities	(18,756,711)	(30,042,692)
Net cash provided by financing activities	567,773	9,379,661

Change in cash position	$57,111,594	$7,983,935

During the first half of fiscal 2008, the Company’s net cash provided by operations increased $46.7 million versus the same period of the prior fiscal year. The increase was due to differences in the timing of rent payments between the periods ($21.2 million), a larger reduction of inventory during the current period versus the prior year period ($5.6 million) primarily due to the shift of Easter into the Second Quarter of 2008, a greater increase in liabilities versus the prior period ($13.2 million) which included increases in income tax payables, occupancy related accruals and compensation accruals, and the net impact of all other factors ($6.7 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $11.3 million during the first six months of fiscal 2008 primarily as a result of the timing of expenditures in fiscal 2007 for new point-of-sales (POS) registers installed in stores beginning in the second quarter of fiscal 2007.

Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock options. It decreased $8.8 million in the first six months of fiscal 2008 due to a significant reduction in the number of stock option exercises during the period versus the same period in fiscal 2007. After the close of the quarter, on April 2, 2008, we accepted for purchase 4,080,000 shares of our common stock in our modified “Dutch Tender” tender offer, at a price of $18.00 per share, for a total cash expenditure of $73,440,000, excluding fees and expenses related to the tender offer.

We expect to continue to invest in capital expenditures to support the Company’s growth. We may use cash in connection with other strategic transactions. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2008 are projected to range from approximately $70 million to $75 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At March 29, 2008, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of March 29, 2008, we had $23.8 million of borrowing availability under the Credit Facility.

We believe that the our cash flows from operations, our cash balance after the cash expenditure of $73,440,000 for the purchase of 4,080,000 shares of our common stock in our modified “Dutch Tender” tender offer and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through at least the next twelve months. If our cash flows from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at March 29, 2008 totaled approximately $6.2 million, including $1.8 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations and commercial obligations as of March 29, 2008 was as follows:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$545,656	$78,590	$153,837	$132,880	$180,349
Other obligations	32,800	32,800	—	—	—

	$587,456	$111,390	$153,837	$132,880	$180,349

Commercial Obligations
Documentary letters of credit	$4,405	$4,405	$—	$—	$—
Standby letters of credit	1,828	1,828	—	—	—

	$6,233	$6,233	$—	$—	$—

The other obligations detailed above in Contractual Obligations are comprised of open commitments and purchase orders related to the construction of new stores and the remodeling of existing stores as well as open commitments for other capital projects in the stores and the central office.

As a result of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” the total amount of unrecognized tax benefits at March 29, 2008 is $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate. These amounts are not included in the above table as we cannot reliably estimate when, if any, of the liability will be due.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $41.7 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2008, 2009, 2010, 2011 and thereafter are $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of March 29, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

As a retailer of women’s apparel and accessories, the Company’s financial statements are affected by several critical accounting policies, many of which affect management’s use of estimates and judgments, as described in the notes to the consolidated financial statements.

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

Inventory

The Company’s merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all units that were purchased. We utilize the retail method of accounting for our inventory valuation, which inherently reduces the carrying value of inventory as permanent markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe are likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

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

Goodwill and Long-lived Assets

We have recorded a goodwill asset of $32.9 million that arose from the acquisition of our business in September 1996. Subsequent amortization of $4.1 million reduced its carrying value to $28.8 million. This asset is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangibles,” utilizing discounted cash flow valuation techniques and reference to the market value of our outstanding common stock. No impairment adjustments have been required to date. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future cash flows expected to result from the use of the assets. Where deemed appropriate, we adjust the carrying value of the assets to reflect management’s estimate of the net present value of future cash flows.

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

Stock Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Self-Insurance Liabilities

Based on the Company’s assessment of risk and cost efficiency, we self-insure and purchase insurance policies to provide for workers’ compensation, employee group medical benefits, general liability, property losses and director’s and officer’s liability. We estimate risks and record a liability based upon historical claim experience, insurance deductibles, severity factors and other actuarial assumptions. While we believe that our risk assessments are appropriate, to the extent that future occurrences and claims differ from our historical experience, additional charges for insurance may be recorded in future periods.

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

Income Taxes

We account for income taxes using the liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance. No valuation allowance has been provided for deferred tax assets, since we anticipate that the full amount of these assets should be realized in the future. The Company’s effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

Effective September 30, 2007, we adopted the provisions of FASB Interpretation No. 48, or FIN 48. We followed the two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step was to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step was to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We considered many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As of March 29, 2008, the total amount of unrecognized tax benefits was $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 29, 2008 the total amount of accrued income tax-related interest and penalties was $36,000.

We are subject to periodic audits by domestic and state tax authorities. By statute, our U.S. federal returns are subject to examination by the IRS for fiscal years 2005 through 2007. With few exceptions, the fiscal years 2004 to 2007 remain open to examination by state taxing jurisdictions. We believe that the Company’s accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. We do not anticipate that the total amount of unrecognized tax benefits related to any particular tax position will change significantly within the next twelve months.

Off-Balance Sheet Arrangements

As of March 29, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 5 of our consolidated financial statements included herein for the three and six months ended March 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 29, 2008, we had no outstanding debt under the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on the Company’s balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

We believe the Company’s market risk exposure is minimal.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the Company’s second fiscal quarter ended March 29, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, before you decide to buy or maintain an investment in the Company’s common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy the Company’s common stock. The risks set forth below with an asterisk (*) next to the title include certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 29, 2007 and our subsequent filings with the SEC.

The Company’s success depends on our ability to identify and rapidly respond to consumer fashion tastes.

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

We intend to continue to open new stores, which could strain the Company’s resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened 10 new stores and closed 2 stores in the second quarter of fiscal 2008. Year to date, we have opened 18 new stores and closed two stores. This represented a 4% increase from the number of stores open at the end of fiscal 2007. We intend to continue to increase our number of stores for at least the next several years.

In order to support our planned expansion we will need to continually monitor and upgrade our management information and other systems. This expansion also will place increased demand on our managerial, operational, and administrative resources. These increased demands and operating complexities could cause us to operate the Company’s business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our company as a whole and slow our new store growth.

Our planned expansion involves a number of risks that could prevent or delay the successful opening of new stores as well as impact the performance of our existing stores.

The Company’s ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

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

Decline in general economic conditions may lead to reduced consumer demand for the Company’s apparel and accessories.*

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook could adversely affect consumer spending habits and mall traffic, which could result in lower net sales than expected and could cause us to slow our expansion plans. If economic conditions worsen significantly over the next 12 months it may be necessary for us to seek additional sources of capital and to substantially reduce planned new store openings and other capital projects.

The Company’s stores are heavily dependent on the customer traffic generated by shopping malls.

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

The Company’s market share may be adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, regional retail chains, traditional department stores and, to a lesser extent, mass merchandisers. Our market share and results of operations may be adversely impacted by this significant number of competitors. Many of our competitors also are larger and have substantially greater resources than us.

We rely on our good relationships with vendors to implement our business strategy successfully.

The Company’s business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our merchandise strategy also relies in large part on our ability to obtain much of our merchandise from our vendors within one to two months from the date of order. Our failure to maintain good relations with our vendors could increase our exposure to changing fashion cycles, which may in turn lead to increased inventory markdown rates.

The price of the Company’s common stock could fluctuate or decline substantially due to fluctuations in our comparable store sales and quarterly results of operations or other factors.*

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of the Company’s common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 18.2% and as low as negative 5.3% over the last eight fiscal quarters. The Company’s net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

In addition, announcements by other retailers, the trading volume of the Company’s stock, changes in estimates of our performance by securities analysts, repurchases of our common stock or other strategic transactions and the general condition of the financial markets could cause our stock price to fluctuate or decline substantially.

We rely on the Company’s management team to implement our business strategy successfully.

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, who are “at will” employees and have made a significant contribution to our business. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. The Company’s success in the future will also depend upon our ability to attract, train and retain talented and qualified personnel.

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

The loss of, or disruption of operations in the Company’s distribution center could negatively impact our business.

Our merchandise is distributed through our facility that uses automated systems for sorting apparel and shipping merchandise. We depend on the orderly operation of our facility and distribution processes, as well as sufficient shipping resources. Disruptions in these operations due to fire, earthquake or other catastrophic events, employee matters, shipping problems or other events could result in delays in the delivery of merchandise to our stores.

The effects of war or acts of terrorism could adversely affect the Company’s business.

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

Failure of our suppliers to use acceptable ethical business practices could negatively impact the Company’s business.

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

The Company’s business could be adversely impacted by unfavorable international conditions.

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

Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in the Company’s revenues and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business.

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

Not applicable.

Dividends

We have never declared nor paid dividends on the Company’s common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain earnings to finance future operations and expansion. Moreover, under the terms of the Credit Facility, stock dividends and distributions are restricted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on February 13, 2008, during which seven directors were elected to our Board of Directors with 21,047,676 votes tendered, representing 84.3% of the 24,923,654 shares eligible to vote. Individual vote totals were as follows:

Name of Director	Votes For	Votes Withheld
Michael J. Blitzer	20,923,654	124,022
Paul R. Del Rossi	20,917,544	130,132
Mark A. Hoffman	21,000,423	47,253
Herbert J. Kleinberger	20,923,044	124,632
Leonard H. Mogil	20,999,423	48,253
Jennifer C. Salopek	20,745,023	302,653
Bernard Zeichner	20,726,122	321,554

In addition, a proposal to approve our Executive Performance-Based Incentive Plan was approved having received 16,435,849 favorable votes, representing 93.3% of the votes cast, and 378,249 votes against with 806,208 shares abstaining, and a proposal to ratify the selection of Ernst & Young LLP as our auditor was approved having received 20,964,556 favorable votes, representing 99.6% of the votes cast, and 79,420 votes against with 3,700 shares abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	(1)	Charlotte Russe Holding, Inc. Executive Performance-Based Incentive Plan

10.2	(1)	Second Amendment to Amended and Restated Employment Agreement by and between Charlotte Russe Holding, Inc. and Bernard Zeichner dated February 15, 2008.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Charlotte Russe Holding, Inc’s Current Report on Form 8-k filed with the Securities and Exchange Commission on February 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 5th day of May, 2008.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ PATRICIA K. JOHNSON
Patricia K. Johnson
Executive Vice President and Chief Financial Officer