Form 10-Q
period 2008-06-28
CHARLOTTE RUSSE HOLDING INC
filed 2008-08-01
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

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

The number of shares of common stock outstanding as of July 29, 2008 was 20,871,889.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2008	September 29, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,901,995	$68,212,148
Inventories	49,798,199	59,408,879
Prepaid rent	—	10,789,305
Landlord allowances receivable	9,770,183	8,150,288
Deferred tax assets	6,161,200	5,770,000
Other current assets	7,167,263	6,148,642

Total current assets	118,798,840	158,479,262
Fixed assets, net	222,291,085	217,597,747
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	970,000	1,120,000
Other assets	1,085,302	1,126,114

Total assets	$371,935,227	$407,113,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$30,928,568	$30,580,874
Accounts payable, other	7,978,950	8,096,234
Accrued payroll and related expense	5,465,951	6,207,709
Income and sales taxes payable	2,378,480	2,455,421
Other current liabilities	9,540,886	6,707,952

Total current liabilities	56,292,835	54,048,190
Deferred rent	115,260,895	106,007,106
Other liabilities	1,028,244	—

Total liabilities	172,581,974	160,055,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding of 20,861,355 and 24,886,738 at June 28, 2008 and September 29, 2007, respectively	208,614	248,868
Additional paid-in capital	63,987,947	75,625,962
Retained earnings	135,156,692	171,182,997

Total stockholders’ equity	199,353,253	247,057,827

Total liabilities and stockholders’ equity	$371,935,227	$407,113,123

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2008 (13 weeks)	June 30, 2007 (13 weeks)	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Net sales	$193,232,962	$180,279,697	$616,527,615	$550,609,996
Cost of goods sold, including buying, distribution and occupancy costs	141,599,061	126,864,339	451,309,927	397,176,377

Gross profit	51,633,901	53,415,358	165,217,688	153,433,619
Selling, general and administrative expenses	41,272,866	37,870,182	128,252,581	111,894,610

Operating income	10,361,035	15,545,176	36,965,107	41,539,009
Other income:
Interest income, net	297,876	1,194,104	2,311,359	3,729,035

Total other income	297,876	1,194,104	2,311,359	3,729,035

Income before income taxes	10,658,911	16,739,280	39,276,466	45,268,044
Income taxes	4,082,364	6,595,276	14,465,887	17,389,309

Net income	$6,576,547	$10,144,004	$24,810,579	$27,878,735

Earnings per share
Basic	$0.31	$0.40	$1.05	$1.10

Diluted	$0.31	$0.40	$1.04	$1.09

Weighted average shares outstanding:
Basic	20,989,953	25,330,549	23,609,819	25,230,485

Diluted	21,167,994	25,541,858	23,771,641	25,489,384

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Operating Activities
Net income	$24,810,579	$27,878,735
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	32,494,883	26,607,962
Amortization of construction allowances	(10,645,739)	(9,750,733)
Stock based compensation	2,315,924	1,628,000
Deferred rent	2,529,189	(747,529)
Loss on disposal of assets/impairments	1,571,951	3,281,054
Deferred income taxes	(241,200)	(120,000)
Changes in operating assets and liabilities:
Inventories	9,610,680	(8,644,465)
Prepaid rent	10,789,305	(10,144,846)
Landlord allowance receivable	(1,619,895)	2,420,076
Other current assets	(928,706)	(4,748,810)
Accounts payable, trade	347,694	11,812,964
Accounts payable, other	(117,284)	579,967
Accrued payroll and related expense	(741,758)	(2,167,982)
Income and sales taxes payable	(76,941)	(2,911,895)
Landlord construction allowances	17,370,339	13,236,982
Other liabilities	3,693,893	(1,518,701)

Net cash provided by operating activities	91,162,914	46,690,779

Investing Activities
Purchases of fixed assets	(38,723,770)	(59,232,805)
Other assets	(85,505)	(26,163)

Net cash used in investing activities	(38,809,275)	(59,258,968)

Financing Activities
Proceeds from issuance of common stock	672,499	6,990,062
Excess tax benefits from option exercises	53,709	2,862,893
Repurchases of common stock	(75,390,000)	—

Net cash (used in) provided by financing activities	(74,663,792)	9,852,955

Net decrease in cash and cash equivalents	(22,310,153)	(2,715,234)
Cash and cash equivalents at beginning of the period	68,212,148	90,229,040

Cash and cash equivalents at end of the period	$45,901,995	$87,513,806

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

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine month periods ended June 28, 2008 are not necessarily indicative of the results of a full fiscal year.

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

In the third quarter of fiscal 2008, the Company granted stock options covering a total of 11,800 shares.

At June 28, 2008, there were a total of 3,250,000 shares authorized under the Plan, of which 1,400,084 were outstanding and 615,075 were available for future issuance. In addition, there were 164,772 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at June 28, 2008.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock Based Compensation (continued)

The Company recognized the following stock based compensation expense for the Plan and ESPP as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008 (13 weeks)	June 30, 2007 (13 weeks)	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Cost of goods sold	$149,050	$153,400	$467,626	$347,900
Selling, general and administrative expenses	626,042	414,880	1,848,298	1,280,100

Compensation expense	775,092	568,280	2,315,924	1,628,000
Income tax benefit	296,860	223,902	886,999	641,432

Reduction of net income	$478,232	$344,378	$1,428,925	$986,568

Reduction of earnings per share:
Basic	$0.02	$0.01	$0.06	$0.04

Diluted	$0.02	$0.01	$0.06	$0.04

As of June 28, 2008, there was $2.4 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested share based compensation that is expected to be recognized over a weighted average period of 1.04 years.

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

	Three Months Ended		Nine Months Ended
	June 28, 2008 (13 weeks)	June 30, 2007 (13 weeks)	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Net income	$6,576,547	$10,144,004	$24,810,579	$27,878,735

Weighted average number of shares:
Basic	20,989,953	25,330,549	23,609,819	25,230,485
Effect of dilutive stock options	114,286	211,309	105,915	258,899
Effect of dilutive restricted shares	63,755	—	55,907	—

Diluted	21,167,994	25,541,858	23,771,641	25,489,384

Net income per share:
Basic	$0.31	$0.40	$1.05	$1.10
Effect of dilutive stock options	—	—	(0.01)	(0.01)
Effect of dilutive restricted shares	—	—	—	—

Diluted	$0.31	$0.40	$1.04	$1.09

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 28, 2008 (13 weeks)	June 30, 2007 (13 weeks)	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Anti-dilutive options	837,951	504,911	847,890	488,093

4. Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability included within accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the gift cards are redeemed for merchandise, the Company records revenue. Over time, some portion of the gift cards issued is not redeemed. The liability balance is adjusted to recognize estimated unredeemed amounts under the redemptive recognition method. This method records gift card breakage as additional sales on a proportional basis over the redemption period based on historical redemption trends. The amount of additional sales from gift card breakage year-to-date is $675,000.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115,” was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The guidance will become effective as of the beginning of a company’s fiscal year beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

SFAS No. 141(R), “Business Combinations,” was issued in December 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Recent Accounting Pronouncements (continued)

the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its financial position and results of operations.

6. Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On June 11, 2008, a complaint was filed against the Company in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. The Company intends to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, the Company is not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

7. Share Repurchases

During the second quarter of fiscal 2008, the Company’s Board of Directors commenced a modified “Dutch Auction” tender offer for up to four million shares of the Company’s common stock (with the authority to increase the offer by up to 80,000 additional shares without need to amend the offer), or approximately 16% of the Company’s common stock outstanding. The purchase price was to be not greater than $20 or less than $18 per share. On February 19, 2008, the last full trading day prior to the announcement of the tender offer, the closing sale price on the NASDAQ Stock Market for the Company’s common stock was $19.02. The tender offer commenced on February 21, 2008 and remained open until April 2, 2008. The Company accepted for purchase 4,080,000 shares of the Company’s common stock in the tender offer, at a price of $18.00 per share, for a total cost of $73,440,000, excluding fees and expenses related to the tender offer. Based on the depositary’s final count, a total of 9,066,617 shares of the Company’s common stock were validly tendered in the offer at a price of $18.00 per share. Accordingly, the final proration factor for the offer was 45.0%. The 4,080,000 shares of the Company’s common stock purchased in the tender offer represented 16.3% of the shares outstanding on April 2, 2008. Payment for the shares accepted for purchase, and return of all other shares tendered and not purchased, was made by the depositary. All payments were made in early April 2008. The Company financed this share repurchase from the Company’s existing cash and cash equivalent resources.

8. Income Taxes

Beginning with the second quarter of fiscal 2008, the Company accrued income tax expense at an annual estimated rate of 38.3%. The reduction in the estimated effective income tax rate from fiscal 2007 was primarily driven by a revised blended state tax rate.

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

As of June 28, 2008, the total amount of unrecognized tax benefits was $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate.

In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 28, 2008 the total amount of accrued income tax-related interest and penalties was $36,000.

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

9. Subsequent Events

On July 20, 2008, Mark A. Hoffman resigned as Director and retired as President and Chief Executive Officer of the Company, and entered into a severance agreement and release with the Company (the “Severance Agreement”).

Under the Severance Agreement, Mr. Hoffman will receive 100% of his current salary for one year following his separation. Mr. Hoffman will receive his salary, at regular pay cycle intervals, through the twelve month anniversary of the separation date; however, because of the distribution delay requirements of Section 409(A)(2)(B)(i) of the Internal Revenue Code, the payments of this severance amount that otherwise would be paid within the six month period following the separation date will instead accrue and be paid on the first business day following the six-month anniversary of the separation date. He will also receive a one-time lump sum cash payment of $186,875 payable during the first full week of January 2009 and will be reimbursed up to $18,000 in cash for professional fees incurred by Mr. Hoffman in connection with the Severance Agreement. In addition, Mr. Hoffman will receive medical insurance coverage commensurate with that provided under the Company’s Retirement Benefit Program, subject to set off against medical coverage provided by future employers. Vesting of stock options to purchase 33,667 shares of the Company’s common stock held by Mr. Hoffman was accelerated in full such that Mr. Hoffman held fully vested stock options to purchase 137,667 shares of common stock as of July 20, 2008 and the exercisability of such options was extended through

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Subsequent Events (continued)

March 16, 2009. Vesting was also accelerated in full as of July 20, 2008 with respect to 6,000 shares of restricted common stock held by Mr. Hoffman. The Severance Agreement includes an affirmation by Mr. Hoffman of the non-solicitation, nondisclosure and related covenants in his employment agreement. Mr. Hoffman agreed that for one year after the date of his separation, he will not acquire any equity securities of the Company, offer to enter into any change of control of the Company, make any solicitation of proxies to vote any securities of the Company, or propose or disclose any request for consent of any of the foregoing. The Severance Agreement also includes a release by Mr. Hoffman of the Company, its affiliates and their directors, officers and employees from any claims that he may have against any of them.

On July 21, 2008, the Company issued a press release announcing the naming of Leonard H. Mogil, a Director of the Company and the Chairman of its Audit Committee, as interim Chief Executive Officer, effective immediately, while the Board of Directors of the Company conducts a search for a permanent replacement. Mr. Mogil will relinquish his Audit Committee membership during his tenure as interim Chief Executive Officer. The Audit Committee has been reconstituted with Herbert J. Kleinberger as the new Chairman, Jennifer C. Salopek as a continuing member and Michael J. Blitzer as a new member.

On July 20, 2008, the Company and Mr. Mogil executed an at-will employment agreement (the “Employment Agreement”). The Employment Agreement provides for Mr. Mogil to receive a $780,000 annual base salary; stock options (the “Options”) to purchase 87,500 shares of the Company’s common stock at an exercise price of $13.46 per share, vesting monthly in equal installments over a twelve month period, and exercisable following termination of employment for the longer of (i) three months and (ii) the period that Mr. Mogil continues to serve as a director of the Company and the applicable period following cessation as a director as applies to the grant of options to non-employee directors of the Company; and 36,500 shares of restricted Common Stock (“Restricted Stock”), vesting monthly in equal installments over a twelve month period. Upon termination by the Company without cause before the sixth month anniversary of his start date and subject to a release of claims, Mr. Mogil would be entitled to receive (i) his base salary, at regular pay cycle intervals, through the six month anniversary of his start date; (ii) accelerated vesting of that portion of the Options that would have vested as of the end of the sixth month anniversary of his start date; and (iii) accelerated vesting of that portion of the Restricted Stock that would have vested as of the end of the sixth month anniversary of his start date. The Employment Agreement also provides for other benefits, including a housing allowance, car allowance, travel expenses, and tax equalization payments, and includes confidentiality, non-disparagement, and non-solicitation provisions.

There are certain costs related to these events that are incremental to the Company’s normal expenses, including additional compensation costs and professional fees. The incremental charges that will be expensed in the fourth quarter of 2008 related to Mr. Hoffman’s retirement and Mr. Mogil’s appointment are estimated to be approximately $1.9 to $2.2 million on a pretax basis.

On July 30, 2008, Patricia K. Johnson resigned as our Executive Vice President, Chief Financial Officer and Treasurer, and Patricia A. Shields resigned as our Executive Vice President, General Merchandise Manager. Both resignations are effective August 14, 2008.

On August 1, 2008, our Board of Directors appointed Edward Wong as our Chief Operating Officer. Prior to his promotion, Mr. Wong was our Executive Vice President, Chief Supply Chain Officer. Biographical information regarding Mr. Wong was provided in our proxy statement for our 2008 annual meeting of stockholders filed with the Securities and Exchange Commission on January 10, 2008.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Subsequent Events (continued)

Also on August 1, 2008, our Board of Directors appointed Sandra Tillett as our Executive Vice President, Store Operations. Prior to her promotion, Ms. Tillett was our Senior Vice President, Store Operations. Ms. Tillett has 23 years of experience in the retail industry. Prior to joining us, she most recently served as Senior Vice President of Stores for Ann Taylor.

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

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.3	70.4	73.2	72.1

Gross profit	26.7	29.6	26.8	27.9
Selling, general and administrative expenses	21.4	21.0	20.8	20.4

Operating income	5.3	8.6	6.0	7.5
Interest income, net	0.2	0.7	0.4	0.7

Income before income taxes	5.5	9.3	6.4	8.2
Income taxes	2.1	3.7	2.4	3.1

Net income	3.4%	5.6%	4.0%	5.1%

Charlotte Russe stores open at end of period	469	408	469	408

Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales. The Company’s net sales increased to $193.2 million from $180.3 million, an increase of $12.9 million, or 7.2%, over the same quarter last year. This increase reflects $23.4 million of additional net sales from 21 new stores opened during the third quarter of fiscal 2008 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales from those stores was offset by a 6.5% decrease in comparable store sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. The Company’s gross profit declined to $51.6 million from $53.4 million, a decrease of $1.8 million, or 3.3%, from the same quarter last year. This decrease in gross profit was primarily the result of an increase in occupancy costs partially offset by the merchandise margin on the increase in sales. As a percentage of net sales, gross profit decreased to 26.7% from 29.6%, or 2.9 percentage points, from the same quarter last year. The decrease in gross profit as a percentage of net sales was principally due to deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (2.2 percentage point impact), higher markdown expense that includes the expense associated with a reduction in the net realizable value of certain slow moving and aged inventory (0.8 percentage point impact) and a combination of all other factors (0.4 percentage point impact). These unfavorable factors were partially offset by lower distribution center expenses (0.5 percentage point impact).

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses increased to $41.3 million from $37.9 million, an increase of $3.4 million, or 9.0%, over the same quarter last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter increased to 21.4% from 21.0% or 0.4 percentage points. The increase in expenses as a percentage of net sales was principally due to higher central office expenses (0.7 percentage point impact) and the deleveraging of store payroll (0.6 percentage point impact), partially offset by lower store asset write-off expense due to the prior year POS implementation (0.6 percentage point impact) and lower store operating expenses (0.3 percentage point impact).

Income Taxes. In the second quarter, the Company reduced its estimated effective income tax rate for fiscal 2008 from 39.4% to 38.3%, and continued to use this rate in the third quarter. The change was due to a lower tax liability than estimated after the completion and filing of tax returns for fiscal 2007. The reduction in the estimated effective income tax rate was primarily driven by a revised blended state tax rate.

Net Income. The Company’s net income decreased to $6.6 million from $10.1 million, a decrease of $3.5 million, or 35.2%, over the same quarter last year. The decrease was primarily due to a decrease in gross profit and an increase in selling, general and administrative expenses partially offset by the favorable tax rate adjustment made beginning in the second quarter.

Nine Months Ended June 28, 2008 Compared to the Nine Months Ended June 30, 2007

Net Sales. The Company’s net sales increased to $616.5 million from $550.6 million, an increase of $65.9 million, or 12.0%, over the corresponding period last year. This increase reflects $69.5 million of additional net sales from 39 new stores opened during the first three quarters of fiscal 2008 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was offset by a 0.8% decrease in comparable store sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. The Company’s gross profit increased to $165.2 million from $153.4 million, an increase of $11.8 million, or 7.7%, over the corresponding period last year. This increase in gross profit was primarily the result of the merchandise margin on the increase in sales partially offset by the increase in occupancy costs. As a percentage of net sales, gross profit decreased to 26.8% from 27.9%, or 1.1 percentage points, from the same period last year. The decrease in gross profit as a percentage of net sales was principally due to lower initial mark-up (0.5 percentage point impact), increased markdown expense (0.4 percentage point impact), deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (1.2 percentage point impact) and other factors (0.2 percentage point impact) . These unfavorable factors were partially offset by lower freight costs (0.8 percentage point impact) and lower distribution center expenses (0.4 percentage point impact).

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses increased to $128.3 million from $111.9 million, an increase of $16.4 million, or 14.6%, over the corresponding period last year. This increase was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher central office payroll and related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.8% from 20.4%, or 0.4 percentage points. The increase in expenses as a percentage of net sales was principally due to higher professional fees (0.7 percentage point impact) and other central office expenses (0.3 percentage point impact) partially offset by lower store operating expenses (0.3 percentage point impact) and by lower store asset write-off expense due to the prior year POS implementation (0.3 percentage point impact).

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

Net Income. The Company’s net income decreased to $24.8 million from $ 27.9 million, a decrease of $3.1 million, or 11.0%, over the corresponding period last year. The decrease was primarily due to the increase in selling, general and administrative expenses outlined above partially offset by increased sales and the favorable tax rate adjustment beginning in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of the Company’s inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of June 28, 2008, we had working capital of approximately $62.5 million, which included cash and cash equivalents of $45.9 million.

The following chart provides a summary of the Company’s sources and uses of cash during the first nine months of fiscal 2008 and 2007:

	Nine Months Ended
	June 28, 2008 (39 weeks)	June 30, 2007 (39 weeks)
Net cash provided by operating activities	$91,162,914	$46,690,779
Net cash used in investing activities	(38,809,275)	(59,258,968)
Net cash (used in) provided by financing activities	(74,663,792)	9,852,955

Change in cash position	$(22,310,153)	$(2,715,234)

During the first nine months of fiscal 2008, the Company’s net cash provided by operations increased by $44.5 million versus the same period of the prior fiscal year. The increase was due to differences in the timing of rent payments between the periods ($20.9 million), a reduction of inventory during the current period versus an increase in inventories during the prior year period due to the effort to bring inventories in line with the current business conditions and the reduction in the net realizable value of certain slow moving and aged inventory ($18.3 million) and the net effect of all other factors ($5.3 million).

Net cash used in investing activities decreased by $20.4 million during the first nine months of fiscal 2008 compared to the prior year period primarily as a result of expenditures in fiscal 2007 for new point-of-sales (POS) registers installed in stores beginning in the second quarter of fiscal 2007.

Net cash (used in) provided by financing activities consists primarily of the repurchase of our common shares and cash and income tax benefits associated with stock options. It decreased by $84.5 million in the first nine months of fiscal 2008 compared to the prior year period largely due to the purchase in April 2008 of 4,080,000 shares of our common stock in a modified “Dutch Auction” tender offer. The shares were purchased at a price of $18.00 per share, for a total cash expenditure of $73,440,000, excluding fees and expenses related to the tender offer. The other factor causing the reduction was a decline in the number of stock option exercises during the first nine months of 2008 versus the same period in fiscal 2007.

We expect to continue to invest in capital expenditures to support the Company’s growth. We may use cash in connection with other strategic transactions. After taking into account new store construction, existing store remodeling and other corporate capital projects, total capital expenditures for fiscal 2008 are projected to range from approximately $65 million to $70 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At June 28, 2008, there was no outstanding debt under the Credit Facility and we were in compliance with the terms of the bank credit agreement. As of June 28, 2008, we had $22.5 million of borrowing availability under the Credit Facility.

We believe that the our cash flows from operations, our cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through at least the next twelve months. If our cash flows from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings.

LETTERS OF CREDIT

Pursuant to the terms of the Credit Facility, we can issue up to $20.0 million of documentary or standby letters of credit. The outstanding commitments under the Credit Facility at June 28, 2008 totaled approximately $7.5 million, including $1.8 million in standby letters of credit.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The Company’s commitment to make future payments under long-term contractual obligations and commercial obligations as of June 28, 2008 was as follows:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$571,627	$82,474	$160,564	$138,159	$190,430
Other obligations	43,190	43,190	—	—	—

	$614,817	$125,664	$160,564	$138,159	$190,430

Commercial Obligations
Documentary letters of credit	$5,702	$5,702	$—	$—	$—
Standby letters of credit	1,828	1,828	—	—	—

	$7,530	$7,530	$—	$—	$—

The other obligations detailed above in Contractual Obligations are comprised of open commitments and purchase orders related to the construction of new stores and the remodeling of existing stores as well as open commitments for other capital projects in the stores and the central office.

As a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation, No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” the total amount of unrecognized tax benefits at June 28, 2008 is $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate. These amounts are not included in the above table as we cannot reliably estimate when, if any, of the liability will be due.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $41.7 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2008, 2009, 2010, 2011 and thereafter are $8.5 million, $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of June 28, 2008.

RECENT EVENTS

On July 20, 2008, Mark A. Hoffman resigned as a Director and retired as President and Chief Executive Officer of the Company, and entered into a severance agreement and release with the Company (referred to as the Severance Agreement).

Under the Severance Agreement, Mr. Hoffman will receive 100% of his current salary for one year following his separation. Mr. Hoffman will receive his salary, at regular pay cycle intervals, through the twelve month anniversary of the separation date; however, because of the distribution delay requirements of Section 409(A)(2)(B)(i) of the Internal Revenue Code, the payments of this severance amount that otherwise would be paid within the six month period following the separation date will instead accrue and be paid on the first business day following the six-month anniversary of the separation date. He will also receive a one-time lump sum cash payment of $186,875 payable during the first full week of January 2009 and will be reimbursed up to $18,000 in cash for professional fees incurred by Mr. Hoffman in connection with the Severance Agreement. In addition, Mr. Hoffman will receive medical insurance coverage commensurate with that provided under the Company’s Retirement Benefit Program, subject to set off against medical coverage provided by future employers. Vesting of stock options to purchase 33,667 shares of the Company’s common stock held by Mr. Hoffman was accelerated in full such that Mr. Hoffman held fully vested stock options to purchase 137,667 shares of common stock as of July 20, 2008 and the exercisability of such options was extended through March 16, 2009. Vesting was also accelerated in full as of July 20, 2008 with respect to 6,000 shares of restricted common stock held by Mr. Hoffman. The Severance Agreement includes an affirmation by Mr. Hoffman of the non-solicitation, nondisclosure and related covenants in his employment agreement. Mr. Hoffman agreed that for one year after the date of his separation, he will not acquire any equity securities of the Company, offer to enter into any change of control of the Company, make any solicitation of proxies to vote any securities of the Company, or propose or disclose any request for consent of any of the foregoing. The Severance Agreement also includes a release by Mr. Hoffman of the Company, its affiliates and their directors, officers and employees from any claims that he may have against any of them.

On July 21, 2008, the Company issued a press release announcing the naming of Leonard H. Mogil, a Director of the Company and the Chairman of its Audit Committee, as interim Chief Executive Officer, effective immediately, while the Board of Directors of the Company conducts a search for a permanent replacement. Mr. Mogil will relinquish his Audit Committee membership during his tenure as interim Chief Executive Officer. The Audit Committee has been reconstituted with Herbert J. Kleinberger as the new Chairman, Jennifer C. Salopek as a continuing member and Michael J. Blitzer as a new member.

On July 20, 2008, the Company and Mr. Mogil executed an at-will employment agreement (the “Employment Agreement”). The Employment Agreement provides for Mr. Mogil to receive a $780,000 annual base salary; stock options (the “Options”) to purchase 87,500 shares of the Company’s common stock at an exercise price of $13.46 per share, vesting monthly in equal installments over a twelve month period, and exercisable following termination of employment for the longer of (i) three months and (ii) the period that Mr. Mogil continues to serve as a director of the Company and the applicable period following cessation as a director as applies to the grant of options to non-employee directors of the Company; and 36,500 shares of restricted Common Stock (“Restricted Stock”), vesting monthly in equal installments over a twelve month period. Upon termination by the Company without cause before the sixth month anniversary of his start date and subject to a release of claims, Mr. Mogil would be entitled to receive (i) his base salary, at regular pay cycle intervals, through the six month anniversary of his start date; (ii) accelerated vesting of that portion of the Options that would have vested as of the end of the sixth month anniversary of his start date; and (iii) accelerated vesting of that portion of the Restricted Stock that would have vested as of the end of the sixth month anniversary of his start date. The Employment Agreement also provides for other benefits, including a housing allowance, car allowance, travel expenses, and tax equalization payments, and includes confidentiality, non-disparagement, and non-solicitation provisions.

There are certain costs related to these events that are incremental to the Company’s normal expenses, including additional compensation costs and professional fees. The incremental charges that will be expensed in the fourth quarter of 2008 related to Mr. Hoffman’s retirement and Mr. Mogil’s appointment are estimated to be approximately $1.9 to $2.2 million on a pretax basis.

On July 30, 2008, Patricia K. Johnson resigned as our Executive Vice President, Chief Financial Officer and Treasurer, and Patricia A. Shields resigned as our Executive Vice President, General Merchandise Manager. Both resignations are effective August 14, 2008.

On August 1, 2008, our Board of Directors appointed Edward Wong as our Chief Operating Officer. Prior to his promotion, Mr. Wong was our Executive Vice President, Chief Supply Chain Officer. Biographical information regarding Mr. Wong was provided in our proxy statement for our 2008 annual meeting of stockholders filed with the Securities and Exchange Commission on January 10, 2008.

Also on August 1, 2008, our Board of Directors appointed Sandra Tillett as our Executive Vice President, Store Operations. Prior to her promotion, Ms. Tillett was our Senior Vice President, Store Operations. Ms. Tillett has 23 years of experience in the retail industry. Prior to joining us, she most recently served as Senior Vice President of Stores for Ann Taylor.

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

Inventory

The Company’s merchandise is initially offered for sale at a regular price, but is often marked down prior to the ultimate sale of all units that were purchased. We utilize the retail method of accounting for our inventory valuation, which inherently reduces the carrying value of inventory as permanent markdowns are initiated. In addition, we maintain a reserve for the financial impact of markdowns that we believe is likely to be encountered in the future. If actual demand or market conditions are more or less favorable than those projected by management, the level of the reserve for future markdowns would be subject to change in subsequent reporting periods.

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

Goodwill and Long-lived Assets

Goodwill is tested for possible impairment on at least an annual basis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangibles,” utilizing discounted cash flow valuation techniques and reference to the market value of our outstanding common stock. No impairment adjustments have been required to date. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future cash flows expected to result from the use of the assets. Where deemed appropriate, we adjust the carrying value of the assets to reflect management’s estimate of the net present value of future cash flows.

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

As of June 28, 2008, the total amount of unrecognized tax benefits was $600,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 28, 2008 the total amount of accrued income tax-related interest and penalties was $36,000.

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

Off-Balance Sheet Arrangements

As of June 28, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 5 of our consolidated financial statements included herein for the three and nine months ended June 28, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 28, 2008, we had no outstanding debt under the Credit Facility. However, we may borrow funds under the Credit Facility as needed.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the Company’s third fiscal quarter ended June 28, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. On June 11, 2008, a complaint was filed against us in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. We intend to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, we are not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, before you decide to buy or maintain an investment in the Company’s common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy the Company’s common stock. The risks set forth below with an asterisk (*) next to the title include certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 29, 2007.

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

Decline in general economic conditions may lead to reduced consumer demand for the Company’s apparel and accessories. *

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current challenges facing the United States economy and the presently uncertain economic outlook have adversely affected consumer spending habits and mall traffic and may continue to do so in the foreseeable future, which could continue to impact our net sales and cause us to slow our expansion plans. If economic conditions continue to worsen it may be necessary for us to seek additional sources of capital and to substantially reduce planned new store openings and other capital projects.

We intend to continue to open new stores, which could strain the Company’s resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened 21 new stores in the third quarter of fiscal 2008. Year to date, we have opened 39 new stores and closed two stores. This represented a 9% increase from the number of stores open at the end of fiscal 2007. We intend to continue to increase our number of stores for at least the next several years, although we expect to modulate our growth rate in the near term due to the challenging economic climate at the present time.

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

We rely on the Company’s management team to implement our business strategy successfully. *

Our success depends to a significant extent upon the continued services of our key personnel, including senior management, who are “at will” employees and have made a significant contribution to our business. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. In July and August 2008, we announced that Mark A. Hoffman, Patricia K. Johnson and Patricia A. Shields had retired as our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, and our Executive Vice President, General Merchandise Manager, respectively. Concurrently, we announced that Leonard H. Mogil would serve as interim Chief Executive Officer while a search for a permanent Chief Executive Officer is undertaken, and that Edward Wong and Sandra Tillett had been promoted to Chief Operating Officer and Executive Vice President, Store Operations, respectively. We cannot currently predict when we will be able to hire a permanent Chief Executive Officer or Chief Financial Officer, or how successful we will be in managing the recent transitions in our senior management. The Company’s success in the future will also depend upon our ability to attract, train and retain talented and qualified personnel.

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

The price of the Company’s common stock could fluctuate or decline substantially due to fluctuations in our comparable store sales and quarterly results of operations or other factors. *

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of the Company’s common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 7.4% and as low as negative 6.5% over the last eight fiscal quarters. The Company’s net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	general economic conditions and, in particular, the retail sales environment;

•	calendar shifts of holiday or seasonal periods;

•	our ability to maintain appropriate inventory levels;

•	fashion trends;

•	changes in our merchandise mix and timing of promotional events;

•	the timing of new store openings and the relative proportion of new stores to mature stores

•	actions by competitors or mall anchor tenants; and

•	weather conditions.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of shares of our common stock during the three month period ended June 28, 2008: *

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 30 through April 26	4,080,000	$18.00	4,080,000	—
April 27 through May 31	—	—	—	—
June 1 through June 28	—	—	—	—

Total	4,080,000		4,080,000

*	During the second quarter of fiscal 2008, the Company’s Board of Directors commenced a modified “Dutch Auction” tender offer for up to 4 million shares of the Company’s common stock (with the authority to increase the offer by up to 80,000 additional shares without need to amend the offer), or approximately 16% of the Company’s common stock outstanding. The purchase price was to be not greater than $20 or less than $18 per share. On February 19, 2008, the last full trading day prior to the announcement of the tender offer, the closing sale price on the NASDAQ Stock Market for the Company’s common stock was $19.02. The tender offer commenced on February 21, 2008 and remained open until April 2, 2008. The Company accepted for purchase 4,080,000 shares of the Company’s common stock in the tender offer, at a price of $18.00 per share, for a total cost of $73,440,000, excluding fees and expenses related to the tender offer. Based on the depositary’s final count, a total of 9,066,617 shares of the Company’s common stock were validly tendered in the offer at a price of $18.00 per share. Accordingly, the final proration factor for the offer was 45.0%. The 4,080,000 shares of the Company’s common stock purchased in the tender offer represented 16.3% of the shares outstanding on April 2, 2008. Payment for the shares accepted for purchase, and return of all other shares tendered and not purchased, was made promptly by the depositary. All payments were made in early April 2008. The Company financed this share repurchase from the Company’s existing cash and cash equivalents balance.

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

Not applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the First, day of August, 2008.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ PATRICIA K. JOHNSON
Patricia K. Johnson
Executive Vice President and Chief Financial Officer