Form 10-K
period 2008-09-27
CHARLOTTE RUSSE HOLDING INC
filed 2008-12-09
CIK 1092006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ( Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of March 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $428.4 million. All outstanding shares of common stock, except for shares held by the registrant’s executive officers and members of its Board of Directors and their affiliates, are deemed to be held by non-affiliates. As of December 4, 2008, the registrant had 20,979,139 shares of common stock outstanding.

CHARLOTTE RUSSE HOLDING, INC.

i

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of our fiscal year covered by this Form 10-K.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under the heading “Risk Factors” of this annual report on Form 10-K; changes in the financial markets and the economy, including the current credit crisis and economic downturn; changes in consumer demand; changes in consumer fashion taste; changes in business strategies and decisions; changes in shopping mall traffic and shopping patterns; timing of openings for new shopping malls or our stores; changes in fashion trends; and weather. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this annual report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

General

Charlotte Russe is a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories. We are focused on providing exciting, fashion-forward merchandise that appeals to customers across age and socioeconomic boundaries, with a core emphasis on the lifestyle trends of young women in their teens and twenties. Our stores offer merchandise at value-oriented prices and the majority of our merchandise is sold under our proprietary Charlotte Russe labels, including Charlotte Russe, Refuge and blu Chic. The remainder of our merchandise consists of nationally-recognized brands popular with our customers. As of September 27, 2008, we operated 487 Charlotte Russe stores throughout 45 states and Puerto Rico.

Last year, our Board of Directors initiated a comprehensive review of strategy and operations and determined -- with the assistance of experienced third-party retail consultants -- that significant changes were necessary to improve operational performance and build greater value for stockholders. Based on this review, our Board moved aggressively to develop a strategic plan aimed at transforming Charlotte Russe into a high-performing, top-tier specialty retailer.

As a part of our strategic plan, in November 2008, we announced the completion of an extensive search process and the hiring of a new management team assembled to address a number of operational, merchandising and inventory performance issues. John D. Goodman was named Chief Executive Officer, Emilia Fabricant was named President and Chief Merchandising Officer and Frederick G. Silny was named Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. This team joined Edward Wong, Chief Operating Officer, and Sandra Tillett, Executive Vice President, Store Operations, to form a well-qualified leadership team.

The Board and new management team are focused on implementing and further strengthening the strategic plan with emphasis on brand positioning, merchandise assortment, inventory optimization, real estate strategy and capital utilization to establish the necessary foundation for a new start in 2009.

Our Strategy

We have begun to apply measures designed to strengthen the Charlotte Russe brand, bring new operating discipline to the organization and create an elevated platform for growth. Our strategic plan focuses on the following:

Brand Positioning. We are further identifying our customer’s lifestyle and shopping preferences to better meet her needs and increase her spend and redefining our brand image and visibility.

Merchandise Assortment. We are redefining product selection with greater emphasis on trend-right fashion and value for sophisticated shoppers.

Inventory Optimization. We are improving productivity throughout the buying, planning and allocation process and resetting receipt flow and markdown cadence.

Real Estate Strategy. We are determining optimal store size, locations, layout/design and allocation of resources across the fleet to enhance profitability across all stores.

Capital Utilization. We are instilling a more disciplined and return-oriented approach to capital allocation, and establishing tools, metrics and procedures to improve visibility.

In fiscal 2009, our Board of Directors and management team will continue to refine and implement the elements of our new strategic focus.

Our Stores

Charlotte Russe stores are predominantly located in mall locations catering to different socioeconomic, demographic and cultural profiles, and average approximately 7,100 square feet. In fiscal 2008, we opened 57 stores and closed two. Consistent with our new strategic plan, we are taking a conservative and thoughtful approach to new store development. We expect to open 20-25 new stores in fiscal 2009, reflecting our decision to pull back from the aggressive pace of recent years as we focus on improving the productivity of our existing stores and driving enhanced performance.

Accordingly, we seek to identify favorable store locations in existing or new markets with criteria that include:

•	a careful assessment of mall traffic;

•	the performance of other retailers within the mall and in particular those serving our target customers;

•	the proposed location within the mall;

•	population and demographic characteristics of the area; and

•	projected profitability and cash return on investment.

The number of our stores located in each state is shown in the following map:

The following table provides the number of Charlotte Russe stores, by geographic region, for each of the last five fiscal years:

	California	Southeast	Northeast	Southwest	Midwest & Other	Total
Store count at September 27, 2003	40	50	53	49	64	256
Fiscal 2004
Stores opened	5	8	8	4	13	38

	45	58	61	53	77	294
Fiscal 2005
Stores opened	5	15	12	5	11	48

	50	73	73	58	88	342
Fiscal 2006
Stores opened	4	14	9	3	10	40
Rampage conversions	2	3	1	1	1	8
Stores closed	(2)	—	(1)	—	—	(3)

	54	90	82	62	99	387
Fiscal 2007
Stores opened	1	16	17	7	9	50
Stores closed	(1)	(2)	—	(1)	(1)	(5)

	54	104	99	68	107	432
Fiscal 2008
Stores opened	2	13	16	7	19	57
Stores closed	—	(1)	—	(1)	—	(2)

Store count at September 27, 2008	56	116	115	74	126	487

Our Customers

Charlotte Russe’s customer is a vibrant young fashion-conscious woman aged 16-29 who desires current fashion trends at substantial value. A recent in-depth assessment of our target consumers revealed that our customer is passionate about achieving the right look and knowledgeable about current brands and styles. Our customer is outfit driven, and uses footwear, accessories and jewelry to complete her ensemble. Our research also revealed that our existing customer set is loyal to Charlotte Russe and that we have an excellent opportunity to build on our existing relationship to capture more of her fashion spend.

Our Marketing and Visual Merchandising

Beginning in fiscal 2009, we plan to implement a range of strategic brand development and marketing and promotional events designed to enhance brand awareness and build market share. This effort will include a number of new programs, such as developing video and text messaging campaigns which feature proprietary content on YouTube and MySpace, as well as on-screen footage in key movie theaters. In addition, we have formed an exclusive marketing partnership with renowned stylist Eric Daman and have named Susie Castillo, actress and former Miss USA, as brand ambassador.

As part of our Board-initiated review of operations, we determined that we can significantly increase the cross shopping behavior of our customers. We believe this can be accomplished by placing greater emphasis on our visual merchandising throughout the store and by timing receipt flow across merchandise categories to enable the achievement of an integrated fashion point-of-view. We are focused on ensuring that our merchandise presentation communicates a clear fashion point-of-view to our customers and encourages the purchase of coordinated outfits.

Our Merchandise Planning, Allocation and Distribution

We also are in the process of implementing changes to improve our buying and inventory management process to ensure our merchandise planning and allocation team works closely with our merchants and store personnel to meet the requirements of individual stores, as well as our e-commerce website, for appropriate merchandise in sufficient quantities.

This team is also responsible for managing inventory levels, allocating merchandise to stores and replenishing inventory based upon information generated by our management information systems. We have upgraded our assortment planning systems and processes to support assortment planning capability and greater accuracy in our merchandise plans. We believe this effort will help drive sales as a result of having the right product at the right locations. Our merchandise is distributed through our 265,000 square foot distribution facility in Ontario, California, which we opened in April 2002, and strategic third party distributors. Utilizing this expanded distribution network, we do not expect any capacity limitations servicing our store growth goals.

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

Our Information Technology Systems

We are investing in and continually upgrading our information technology systems, as we believe those systems are critical to implementing our business strategy in an efficient manner. Our information technology systems address an array of operations information. Over the last several years we have implemented a new inventory software system (2006), a new point-of-sale register system and an e-commerce website (2007) and new markdown optimization and workforce management systems (2008).

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

Our Employees

As of September 27, 2008, we employed 10,454 employees of which 8,183 were classified as part-time. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union.

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

Consumer spending habits, including spending for the fashionable apparel and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current challenges facing the United States economy and the presently uncertain economic outlook have adversely affected consumer spending habits and mall traffic and are likely to continue to do so in the foreseeable future, which could continue to impact our net sales and cause us to slow our expansion plans. If economic conditions continue to worsen it may be necessary for us to seek additional sources of capital and to substantially reduce planned new store openings and other capital projects. Due to the current credit crisis and other negative macroeconomic indicators, additional sources of capital may not be available on favorable terms, if at all. If adequate sources of capital are not available on favorable terms, we may be required to further reduce planned new store openings and other capital projects.

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

Our growth will largely depend on successfully opening and operating new stores. We opened 57 new Charlotte Russe stores and closed 2 stores for a net total of 55 additional stores in fiscal 2008. This represented a 13% net increase from the number of Charlotte Russe stores open at the end of fiscal 2007. We intend to continue to increase our number of stores for at least the next several years, although we expect to modulate our growth rate in the near term due to the challenging economic climate at the present time.

In order to support our planned expansion we will need to continually monitor and upgrade our management information and other systems. This expansion also will place increased demand on our managerial, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our company as a whole and slow our new store growth.

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

Most of our store locations are not sufficiently concentrated to make significant marketing expenditures cost effective. As a result, we depend heavily on locating our stores in prominent locations within successful shopping malls in order to generate customer traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the financial viability or success of individual shopping malls. If mall operators experience financial difficulties or bankruptcy, including as a result of the current challenges facing the United States economy, customer traffic in the affected malls could decrease, which in turn could adversely affect our sales and results of operations.

We rely on our management team to implement our business strategy successfully.

Our success depends to a significant extent upon the services of our key personnel, including senior management, who are “at will” employees and make significant contributions to our business. In recent months, we hired three new executive officers and promoted two members of management to executive officer positions. This new management team is focused on pursuing our new strategic plan and executing on its key areas. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. Our success in the future will also depend upon our ability to attract, integrate, train and retain talented and qualified personnel.

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

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of our common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 4.8% and as low as negative 6.5% over the last eight fiscal quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	general economic conditions, such as the current credit crisis and associated economic downturn, and, in particular, the retail sales environment;

•	calendar shifts of holiday or seasonal periods;

•	our ability to maintain appropriate inventory levels;

•	fashion trends;

•	changes in our merchandise mix and timing of promotional events;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	actions by competitors or mall anchor tenants; and

•	weather conditions.

In addition, announcements by other retailers, the trading volume of our common stock, changes in estimates of our performance by securities analysts, repurchases of our common stock or other strategic transactions, acquisition proposals and the general condition of the financial markets could cause our stock price to fluctuate substantially.

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

The loss of, or disruption of operations in our distribution center could negatively impact our business.

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

It is our policy to require our suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our inventory and expose us to financial obligations to a third party. Any of these events could have a material adverse effect on our sales and results of operations.

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

In fiscal 2006, we sold the lease rights, store fixtures and equipment for 43 Rampage store locations to Forever 21 Retail, Inc. Forever 21, Inc., the parent company of Forever 21 Retail, guaranteed Forever 21 Retail’s obligations under the leases that it assumed in connection with the transaction. In the event Forever 21 Retail or Forever 21 defaults on their obligations under certain of these leases or the guarantee, we may be liable for any damages or costs associated with such a default, which could adversely impact our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Like other seasoned issuers, we from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of our 2008 fiscal year to which this Form 10-K relates.

ITEM 2. PROPERTIES

We operated 487 stores throughout 45 states and Puerto Rico as of September 27, 2008. We currently lease all of our store locations. Most leases have an initial term of at least ten years and do not contain options to extend the lease. Our leases, however, often allow for termination by us generally after three years if sales at an affected store do not exceed specified levels, although in many instances we are required to pay back a portion of any landlord allowances received.

We lease approximately 125,000 square feet of space for our executive offices in San Diego, California, under a lease that expires in August 2010. We also lease approximately 10,300 square feet of additional administrative office space near our main facility in San Diego under a lease that expires in June 2010. In addition, we lease approximately 265,000 square feet of space for our distribution center in Ontario, California, under a lease that expires in July 2012. We believe our distribution capacity at the Ontario facility and the use of third party logistics partners should be sufficient to accommodate our expected store growth through the next several years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. On June 11, 2008, a complaint was filed against us in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. We have filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action that has not yet been ruled on. We intend to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, we are not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Stock Market under the symbol “CHIC.” The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock on the NASDAQ Stock Market:

	High	Low
Fiscal year ended September 29, 2007
First quarter	$32.19	$24.83
Second quarter	33.93	26.21
Third quarter	30.91	24.93
Fourth quarter	27.14	14.50

Fiscal year ended September 27, 2008
First quarter	$17.16	$12.27
Second quarter	20.61	13.32
Third quarter	19.06	15.56
Fourth quarter	18.66	9.90

As of December 4, 2008, the number of holders of record of our common stock was 26. The closing price of our common stock on the NASDAQ Stock Market on December 4, 2008 was $5.71 per share.

Dividends

We have never declared nor paid dividends on our common stock. We currently intend to retain earnings to finance future operations and fund store expansion. Moreover, under the terms of our credit facility, stock dividends and distributions are restricted.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Charlotte Russe under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash (i) in our common stock on September 27, 2003, (ii) the Standard & Poor’s 500 Index and (iii) the Standard & Poor’s Apparel Retail Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended (1)
	Sept. 25, 2004 (52 weeks)	Sept. 24, 2005 (52 weeks)	Sept. 30, 2006 (53 weeks)	Sept. 29, 2007 (52 weeks)	Sept. 27, 2008 (52 weeks)
	(dollars in thousands, except per share and sales per sq. foot data)
Statement of Income Data:
Net sales	$449,035	$511,259	$681,504	$740,939	$823,252
Cost of goods sold	327,260	377,233	491,664	536,715	614,334

Gross profit	121,775	134,026	189,840	204,224	208,918
Selling, general and administrative expenses	93,513	107,656	130,803	149,920	175,056
Impairment of long-lived assets	—	—	—	—	6,897

Operating income	28,262	26,370	59,037	54,304	26,965
Interest income, net	303	868	2,858	4,868	2,604
Other charges, net	(275)	(261)	(269)	—	—

Income from continuing operations before income taxes	28,290	26,977	61,626	59,172	29,569
Income taxes	11,033	10,170	24,465	22,868	11,403

Income from continuing operations	17,257	16,807	37,161	36,304	18,166
Loss on discontinued operations	(2,173)	(6,006)	(12,023)	—	—

Net income	$15,084	$10,801	$25,138	$36,304	$18,166

Earnings per share—basic (2):
Continuing operations	$0.80	$0.76	$1.65	$1.44	$0.79
Discontinued operations	(0.10)	(0.27)	(0.54)	—	—

Net income	$0.70	$0.49	$1.11	$1.44	$0.79

Earnings per share—diluted (2):
Continuing operations	$0.72	$0.70	$1.50	$1.43	$0.79
Discontinued operations	(0.09)	(0.25)	(0.49)	—	—

Net income	$0.63	$0.45	$1.01	$1.43	$0.79

Weighted average shares outstanding (2):
Basic (in thousands)	21,567	21,995	22,560	25,244	22,920
Diluted (in thousands)	23,993	24,062	24,789	25,471	23,065

Selected Operating Data:
Number of stores open at end of period	294	342	387	432	487
Average square footage per store (3)	7,258	7,179	7,112	7,100	7,078
Comparable store sales (decrease)/increase (4)	2.7%	0.3%	15.3%	0.5%	(1.5)%
Average store sales (5)	$1,647	$1,649	$1,898	$1,856	$1,792
Sales per square foot (6)	$225	$228	$266	$262	$253

Balance Sheet Data:
Cash and cash equivalents	$30,652	$33,629	$90,229	$68,212	$45,462
Working capital	43,091	51,669	97,344	104,431	55,854
Total assets	301,680	329,136	359,519	407,113	388,675
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	155,613	167,110	206,454	247,058	193,250

(1)	Due to the discontinuance of the Rampage stores in fiscal 2006, the results of these stores have been segregated and reclassified as discontinued operations and are excluded from amounts shown in this table unless otherwise noted.
(2)	See Notes 1 and 11 of the notes to the consolidated financial statements for the method used to calculate the earnings per share and weighted average shares outstanding.
(3)	Our average square footage per store is based on all Charlotte Russe stores open at the end of the period.
(4)	Our comparable store sales percentages are based on net sales for Charlotte Russe stores beginning on the first day of the month following the fourteenth full month of sales. In addition, stores with square footage expansion of greater than 20% upon remodeling are excluded for the 14 full months following completion of the remodel.
(5)	Our average store sales are based on the time weighted average of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, average store sales would have been $1,866 per store.
(6)	Our sales per square foot consist of net sales divided by the time weighted average of gross square footage of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, sales per square foot would have been $262 per store.

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

OVERVIEW

In the five fiscal years ended September 27, 2008, we grew from 256 stores to 487 stores, representing a compound annual growth rate of 13.7%, and increased our annual revenues from $371.7 million in fiscal 2003 to $823.3 million in fiscal 2008, representing a compound annual growth rate of 17.2%.

From a historical perspective, from fiscal 2001 to the middle of fiscal 2004, we experienced successive quarters of comparable store sales declines that reduced our average annual sales per store by over 20%. Most of our store level expenses, such as rent and occupancy costs, are generally fixed in nature and they rose as a percentage of sales for these periods as these costs were being spread over a smaller average sales base. In response, the then-current management team undertook a series of initiatives in late fiscal 2003 intended to improve merchandise assortment and enhance in-store execution. During this period, the management team focused on increasing the average store volumes, re-leveraging store rent and occupancy expenses and improving financial performance, while investing in infrastructure to support long term growth.

Under favorable economic conditions, comparable store sales trends improved in late fiscal 2005 and during each quarter of fiscal 2006. We experienced improved selling of apparel and accessories merchandise and achieved a comparable store sales increase of 15.3% during fiscal 2006, as compared to an increase of 0.3% during fiscal 2005. As expected, the increase in our average store volumes improved our expense ratios and we achieved improved financial results in fiscal 2006.

With continued favorable conditions, comparable store sales trends improved for the first three quarters of fiscal 2007, growing 2.5%, however, as consumer spending and traffic weakened, fourth quarter comparable sales declined 5.3%. The fourth quarter decline partially offset the increase of the first three quarters, resulting in a comparable store sales increase of 0.5% for the fiscal year 2007.

During fiscal 2007, we improved our product margins by 1.2 percentage points, driven by higher initial mark-ups and lower markdowns. These improvements were primarily due to improved product pricing, increased import penetration and successful inventory management. Operating margin declined from 8.7% in fiscal 2006 to 7.3% in fiscal 2007. The existence of a 53rd week in fiscal 2006 was responsible for 0.4 percentage points, or almost 30%, of the reduction. The remainder of the decline was due to the growth in expenses outpacing the 0.5% comparable stores sales increase.

Due to a deteriorating economic environment, for the full year, comparable store sales declined 1.5% from the prior year. Comparable store sales in fiscal 2008 increased 1.5% and 2.5%, respectively, in the first two quarters of the year but declined 6.5 % and 3.9%, respectively, in the last two quarters of the year, reflecting the general slowdown in consumer spending and the increasingly difficult economic conditions.

Due to the inability to continue achieving economies of scale and the beginning of erosion in productivity, in 2007, the Board of Directors initiated a comprehensive review of strategy and operations and determined—with the assistance of experienced third-party retail consultants—that significant changes were necessary to improve operational performance and build greater value for stockholders. Based on this review, our Board moved aggressively to develop a strategic plan aimed at transforming Charlotte Russe into a high-performing, top-tier specialty retailer, and assembled a new management team to address a number of operational, merchandising and inventory performance issues.

Economic conditions further deteriorated throughout 2008 and the Board’s continued review of operations revealed merchandising issues that required aggressive markdowns in the fourth quarter. This led to a decline in product margins of 1.1 percentage points for 2008. Gross profit as a percentage of net sales declined 2.1 percentage points in the 2008 fiscal year as a result of the reduction in gross margins as well as our fixed store and occupancy costs being spread over a reduced sales base.

Operating margin declined from 7.3% in fiscal 2007 to 3.3% in fiscal 2008. The decline was in part due to the increase in markdowns and the growth in expenses outpacing the 1.5% comparable stores sales decline. We generally target a 3-4% comparable store sales increase in order to leverage our operating expenses such as store payroll, rent and occupancy and other store operating expense. In addition, we incurred costs associated with the impairment of the assets at 24 stores and the transition costs related to the changes in senior management and actions to recruit and retain key executives. The effect of these two items reduced our operating margin by 1.3%.

In fiscal 2008, we opened 57 new stores, closed 2 stores and remodeled 15 stores. We expect to open 20-25 new stores in fiscal 2009, reflecting our decision to pull back from the aggressive pace of recent years as we implement a new strategic plan and focus on improving the productivity of our existing stores and driving enhanced performance.

We use a number of key performance indicators to evaluate our business, including the following:

	Fiscal Year
	2006 (53 weeks)	2007 (52 weeks)	2008 (52 weeks)
Store count	387	432	487
Net sales growth	33.3%	8.7%	11.1%
Comparable store sales increase (decrease)	15.3%	0.5%	(1.5)%
Average store sales (in thousands) (1)	$1,898	$1,856	$1,792
Gross margin	27.9%	27.5%	25.4%
Operating margin	8.7%	7.3%	3.3%
Diluted earnings per share from continuing operations	$1.50	$1.43	$0.79
Cash and cash equivalents (in millions)	$90.2	$68.2	$45.5

(1)	Our average store sales are based on the time weighted average of all Charlotte Russe stores open in the period. Fiscal 2006 was a 53-week year. Adjusting out the extra week in fiscal 2006, average store sales would be $1,866,000 per store.

Recent Developments

As a part of our new strategic plan, in November 2008, our Board of Directors assembled a new management team to address a number of operational, merchandise and inventory performance issues. The new team included John D. Goodman, Chief Executive Officer; Emilia Fabricant, President and Chief Merchandising Officer; and Frederick G. Silny, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, and joined Edward Wong, Chief Operating Officer, and Sandra Tillett, Executive Vice President, Store Operations. This management team is focused on pursuing the new strategic plan and executing on its five key areas: brand positioning, merchandising assortment, inventory management, real estate strategy and capital utilization.

Also in November 2008, we received an unsolicited proposal by KarpReilly Capital Partners LP and H.I.G. Capital, LLC to acquire all of the outstanding shares of our common stock at a valuation range of between $9.00 and $9.50 per share. Consistent with its fiduciary duties and in consultation with its independent financial and legal advisors, our Board of Directors reviewed and considered the proposal in due course and determined that it was not in the best interests of our stockholders to enter into discussions regarding an acquisition with KarpReilly Capital Partners and H.I.G. Capital. On November 24, 2008, KarpReilly Capital Partners and H.I.G. Capital withdrew their proposal to pursue an acquisition of Charlotte Russe on the previously proposed terms. We may receive additional acquisition proposals in the future that will require the time and attention of our Board of Directors and management, which may prevent them from focusing on the implementation of our strategic plan and the execution of our business.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results, expressed as a percentage of sales, and store information for the periods indicated.

	Fiscal Year
	2006 (53 weeks)	2007 (52 weeks)	2008 (52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.1	72.5	74.6

Gross profit	27.9	27.5	25.4
Selling, general and administrative expenses	19.2	20.2	21.3
Impairment of long-lived assets	—	—	0.8

Operating income	8.7	7.3	3.3
Interest income, net	0.4	0.7	0.3
Other charges, net	(0.1)	—	—

Income from continuing operations before income taxes	9.0	8.0	3.6
Income taxes	3.5	3.1	1.4

Income from continuing operations	5.5	4.9	2.2
Loss on discontinued operations	1.8	—	—

Net income	3.7%	4.9%	2.2%

Fiscal Year Ended September 27, 2008 (52 weeks) Compared to Fiscal Year Ended September 29, 2007 (52 weeks)

Net Sales. Our net sales increased to $823.3 million from $740.9 million, an increase of $82.4 million, or 11.1%, over the prior fiscal year. This increase reflects $93.1 million of additional net sales from the new stores opened during fiscal 2008 as well as other stores opened in prior fiscal years that did not qualify as comparable stores. This increase was partially offset by a 1.5% decrease in comparable store sales, which resulted in $10.7 million of lower sales compared to the prior fiscal year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $208.9 million from $204.2 million, an increase of $4.7 million, or 2.3%, over the prior fiscal year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 25.4% from 27.5%, or 2.1 percentage points, from the prior fiscal year. The decrease in gross profit as a percentage of net sales was principally due to de-leveraging of store rent and occupancy costs, as these expenses increased more than the increase in average store sales volume (1.3 percentage point impact) and lower product margin (1.1 percentage point impact) partially offset by operational improvements in our Distribution Center (0.3 percentage point impact). The lower product margin was primarily due to higher markdowns (1.2 percentage point impact), lower initial mark-ups (0.4 percentage point impact) and increases in e-commerce processing fees driven by the growth in this business (0.3 percentage point impact) partially offset by improvements in freight costs (0.5 percentage point impact) and lower inventory shrinkage (0.3 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $175.1 million from $149.9 million, an increase of $25.2 million, or 16.8%, over the prior fiscal year. This increase in amount was attributable to new store expansion and increased corporate expenses, including higher store payroll and operating expenses and higher central office payroll expenses, as well as transition costs related to the changes in senior management. As a percentage of net sales, selling, general and administrative expenses increased to 21.3% from 20.2%, or 1.1 percentage points, from the prior fiscal year. The increase in expenses as a percentage of net sales was principally due to higher outside professional fees (0.5 percentage point impact), an increase in store payroll expenses (0.3 percentage point impact), expenses related to the changes in senior management (0.3 percentage point impact), higher home office payroll (0.2 percentage points) and all other factors (0.1 percentage point impact), partially offset by lower store asset write-off expense due to the prior year’s point-of-sale implementation (0.3 percentage point impact).

Transition costs. Included in selling, general and administrative expenses in fiscal 2008 were $4.1 million of cash and non-cash transition costs related to the changes in senior management and actions to recruit and retain key executives and managers. There were no transition costs in fiscal 2007.

Impairment of Long-Lived Asset (excluding losses on disposals). There were $6.9 million of asset impairment charges in fiscal 2008. These charges were attributable to 24 Charlotte Russe stores and were based on our recoverability of assessments of the carrying value of long-lived assets conducted in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no impairment charges in fiscal 2007.

Income Taxes. Our effective tax rate for fiscal 2008 and 2007 of 38.6% approximated our statutory income tax rate.

Income from Continuing Operations. Our income from continuing operations decreased to $18.2 million from $36.3 million, a decrease of $18.1 million, or 50.0%, from the prior fiscal year. The decrease was primarily due to lower gross margins, higher professional fees and other corporate office expenses and the impact of asset impairments and transition costs.

Fiscal Year Ended September 29, 2007 (53 weeks) Compared to Fiscal Year Ended September 30, 2006 (52 weeks)

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

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $204.2 million from $189.8 million, an increase of $14.4 million, or 7.6%, over the prior fiscal year. This increase in amount was primarily the result of higher net sales. As a percentage of net sales, gross profit decreased to 27.5% from 27.9%, or 0.4 percentage points, from the prior fiscal year. The decrease in gross profit as a percentage of net sales was principally due to de-leveraging of store rent and occupancy costs (1.4 percentage point impact) and slightly higher distribution center and buying expenses (0.2 percentage point impact), partially offset by higher product margins (1.2 percentage points) primarily due to higher initial mark-ups (0.9 percentage point impact) and lower markdowns (0.5 percentage point impact), offset by other operating factors (0.2 percentage point impact).

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

Income Taxes. Our effective tax rate for fiscal 2007 of 38.6% approximated our statutory income tax rate. It is lower than the 39.7% rate utilized in the prior fiscal year due to a favorable adjustment in fiscal 2007 to the prior year’s stock-based compensation tax benefit.

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

Loss on Discontinued Operations. As a result of their disposition, our Rampage stores met the criteria in fiscal 2006 to be classified as discontinued operations as defined by U.S. generally accepted accounting principles. All of the stores were shut down in fiscal 2006 and all of the related financial impacts occurred in fiscal 2006, therefore we had no profit or loss in fiscal 2007 from discontinued operations. In fiscal 2006 the loss from discontinued operations was $12.0 million.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended September 27, 2008. This data has been derived from our unaudited consolidated financial statements. We believe that this information has been prepared on the same basis as our audited consolidated financial statements and that all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the selected quarterly information when read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K.

	Fiscal Year 2007				Fiscal Year 2008
	Three Months Ended				Three Months Ended
	Dec. 30, 2006 (13 weeks)	Mar. 31, 2007 (13 weeks)	Jun. 30, 2007 (13 weeks)	Sept. 29, 2007 (13 weeks)	Dec. 29, 2007 (13 weeks)	Mar. 29, 2008 (13 weeks)	Jun. 28, 2008 (13 weeks)	Sept. 27, 2008 (13 weeks)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$209,239	$161,091	$180,280	$190,329	$238,219	$185,076	$193,233	$206,724
Gross profit	59,676	40,342	53,415	50,791	67,186	46,398	51,634	43,700
Operating income (loss)	21,784	4,210	15,545	12,765	22,138	4,466	10,361	(10,000)
Net income (loss)	13,901	3,834	10,144	8,425	13,994	4,240	6,577	(6,645)

Earnings Per Share—Basic:
Net income (loss)	$0.56	$0.15	$0.40	$0.33	$0.56	$0.17	$0.31	$(0.32)

Earnings Per Share—Diluted:
Net income (loss)	$0.55	$0.15	$0.40	$0.33	$0.56	$0.17	$0.31	$(0.32)

As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.5%	25.0%	29.6%	26.7%	28.2%	25.1%	26.7%	21.1%
Operating income (loss)	10.4%	2.6%	8.6%	6.7%	9.3%	2.4%	5.3%	(4.8)%
Net income (loss)	6.6%	2.4%	5.6%	4.4%	5.9%	2.3%	3.4%	(3.2)%

Operating Data:
Comparable store sales increase (decrease)	1.7%	4.8%	1.3%	(5.3)%	1.5%	2.5%	(6.5)%	(3.8)%
Stores open at end of period	392	395	408	432	440	448	469	487

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings, store remodels and information technology expenditures. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of September 27, 2008, we had working capital of approximately $55.9 million which included cash and cash equivalents of $45.5 million. Our cash equivalents have a weighted average maturity of 39 days and an average credit quality of Aaa as defined by Moody’s. At September 27, 2008, all cash equivalents are invested in money market funds with an objective of seeking current income consistent with capital preservation and maintenance of a high degree of liquidity. These funds purchase only first-tier securities including obligations issued by the U.S. Treasury and foreign governments, commercial paper, and notes and bonds issued by U.S. and foreign corporations. At September 27, 2008, we did not hold auction rate securities.

The following chart provides a summary of our sources and uses of cash during the past three fiscal years.

	Fiscal Year
	2006 (53 weeks)	2007 (52 weeks)	2008 (52 weeks)
	(dollars in thousands)
Net cash provided by operating activities	$90,769	$57,748	$110,403
Net cash used in investing activities	(46,418)	(81,804)	(58,567)
Net cash provided by (used in) financing activities	12,249	2,039	(74,586)

Change in cash position	$56,600	$(22,017)	$(22,750)

In fiscal 2008, our net cash provided by operating activities increased $52.7 million over the prior fiscal year. The increase was due to differences in the timing of rent payments between the periods ($24.1 million), a smaller increase of inventory levels during the current year versus the prior year due to the effort to bring inventories in line with the current business conditions ($11.1 million), a larger increase in trade and other accounts payable ($9.9 million) and the net effect of all other factors ($7.6 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $23.2 million during fiscal 2008 as a result of fewer remodeled stores in fiscal 2008 than in fiscal 2007, 15 versus 32 remodels ($11.2 million), expenditures in fiscal 2007 for new point-of-sale registers installed in stores beginning in the second quarter of fiscal 2007 ($9.4 million) and all other factors ($2.6 million).

Net cash provided by (used in) financing activities consists primarily of the repurchase of our shares and cash and income tax benefits associated with stock options. It decreased $76.6 million in fiscal 2008 largely due to the purchase in April 2008 of 4,080,000 shares of our common stock in a modified “Dutch Auction” tender offer. The shares were purchased at a price of $18.00 per share, for a total cash expenditure of $73,440,000, excluding fees and expenses related to the tender offer. A decline in the number of stock option exercises during fiscal 2008 versus fiscal 2007 also contributed to the reduction in net cash provided by financing activities.

We expect to continue to invest in capital expenditures to support our growth, although at a lower rate than the last several years. After taking into account new store construction, existing store remodeling and other store and corporate capital projects, total capital expenditures for fiscal 2009 are projected to be approximately $35.0 million.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At September 27, 2008, there was $11.2 million outstanding under the Credit Facility to secure letters of credit and we were in compliance with the terms of the bank credit agreement. As of September 27, 2008, we had $18.8 million of borrowing availability under the Credit Facility.

We believe that our cash flows from operations, our current cash balance and the funds available under our Credit Facility will be sufficient to meet our working capital needs and contemplated capital expenditure requirements through fiscal 2009. If our cash flow from operations should decline significantly, it may be necessary for us to seek additional sources of capital or to reduce planned new store openings, store remodels or other expenditures. Due to the current credit crisis and other negative macroeconomic indicators, additional sources of capital may not be available on favorable terms, if at all. If adequate sources of capital are not available on favorable terms, we may be required to further reduce planned new store openings and other capital projects.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of September 27, 2008 was as follows:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Operating leases	$586,874	$85,205	$164,490	$141,027	$196,152
Purchase commitments	$24,627	$24,627	—	—	—

	$611,501	$109,832	$164,490	$141,027	$196,152

Commercial Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(dollars in thousands)
Documentary letters of credit	$9,400	$9,400	$—	$—	$—
Standby letters of credit	1,828	1,828	—	—	—

	$11,228	$11,228	$—	$—	$—

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $33.2 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over the next three fiscal years and thereafter are $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 27, 2008.

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

On an on-going basis, management evaluates its estimates and judgments regarding revenues, inventories, long-lived assets, intangible assets, accrued liabilities, stock-based compensation, self-insurance programs, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances and discusses the development, selection and disclosure of its estimates and judgments with our Audit Committee. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future cash flows expected to result from the use of the assets. An impairment charge is recorded if the carrying value of the asset exceeds the estimated future cash flows.

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

Effective September 30, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” or FIN 48. In accordance with FIN 48, we recognize tax benefits only when it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Off-Balance Sheet Arrangements

As of September 27, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 to our consolidated financial statements for the year ended September 27, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 27, 2008, we had $11.2 million outstanding under the Credit Facility to secure letters of credit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our fourth fiscal quarter ended September 27, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 27, 2008.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Charlotte Russe Holding, Inc.

We have audited Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Charlotte Russe Holding, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Charlotte Russe Holding, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008 of Charlotte Russe Holding, Inc. and our report dated December 1, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

December 1, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to the Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to the Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to the Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of our fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 164,772 shares of common stock issuable under our 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,054,251	$17.74	1,060,180
Equity compensation plans not approved by security holders	—	—	—

Total	1,054,251	$17.74	1,060,180

Please see Note 3 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to the Form  10-K, in either case to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to the Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the “Index to Financial Statements” are filed as part of this report.

(a) (2)	Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones included are not required under the related instructions or are not applicable, and therefore, have been omitted.

(a) (3)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	See Item 15(a) (3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of December, 2008.

CHARLOTTE RUSSE HOLDING, INC.

/s/ JOHN D. GOODMAN
John D. Goodman
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John D. Goodman and Frederick G. Silny, and each of them acting individually, as his or her true and lawful attorney-in-fact and agent, each with full power of substitution, for him or her in any and all capabilities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN D. GOODMAN John D. Goodman	Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2008

/S/ FREDERICK G. SILNY Frederick G. Silny	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Accounting Officer)	December 9, 2008

/S/ JENNIFER C. SALOPEK Jennifer C. Salopek	Chairman of the Board	December 9, 2008

/S/ MICHAEL J. BLITZER Michael J. Blitzer	Director	December 9, 2008

/S/ PAUL R. DEL ROSSI Paul R. Del Rossi	Director	December 9, 2008

/S/ EMILIA FABRICANT Emilia Fabricant	President, Chief Merchandising Officer and Director	December 9, 2008

/S/ HERBERT J. KLEINBERGER Herbert J.Kleinberger	Director	December 9, 2008

/S/ LEONARD H. MOGIL Leonard H. Mogil	Director	December 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Charlotte Russe Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Charlotte Russe Holding, Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charlotte Russe Holding, Inc. at September 27, 2008 and September 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charlotte Russe Holding, Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

December 1, 2008

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2008	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,462,083	$68,212,148
Inventories	62,986,139	59,408,879
Prepaid rent	—	10,789,305
Landlord allowances receivable	6,920,100	8,150,288
Deferred tax assets	7,479,012	5,770,000
Other current assets	7,727,668	6,148,642

Total current assets	130,575,002	158,479,262
Fixed assets, net	224,346,059	217,597,747
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	3,958,197	1,120,000
Other long-term assets	1,006,203	1,126,114

Total assets	$388,675,461	$407,113,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$39,753,574	$30,580,874
Accounts payable, other	14,974,051	8,096,234
Accrued payroll and related expense	8,049,185	6,207,709
Sales taxes payable	2,654,624	2,455,421
Other current liabilities	9,289,175	6,707,952

Total current liabilities	74,720,609	54,048,190
Deferred rent	118,604,954	106,007,106
Other liabilities	2,099,878	—

Total liabilities	195,425,441	160,055,296
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 20,871,389 and 24,886,738 at September 27, 2008 and September 29, 2007, respectively	208,714	248,868
Additional paid-in capital	64,520,843	75,625,962
Retained earnings	128,520,463	171,182,997

Total stockholders’ equity	193,250,020	247,057,827

Total liabilities and stockholders’ equity	$388,675,461	$407,113,123

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)	September 30, 2006 (53 weeks)
Net sales	$823,252,213	$740,939,443	$681,504,354
Cost of goods sold, including buying, distribution and occupancy costs	614,334,388	536,714,970	491,664,618

Gross profit	208,917,825	204,224,473	189,839,736
Selling, general and administrative expenses	175,055,159	149,920,352	130,802,240
Impairment of long-lived assets	6,897,450	—	—

Operating income	26,965,216	54,304,121	59,037,496
Other income (expense):
Interest income, net	2,603,560	4,867,637	2,857,852
Other charges, net	—	—	(269,293)

Total other income	2,603,560	4,867,637	2,588,559

Income from continuing operations before income taxes	29,568,776	59,171,758	61,626,055
Income taxes	11,403,349	22,867,373	24,465,544

Income from continuing operations	18,165,427	36,304,385	37,160,511
Loss on discontinued operations, net of tax (Note 2)	—	—	12,022,565

Net income	$18,165,427	$36,304,385	$25,137,946

Earnings per share—basic:
Continuing operations	$0.79	$1.44	$1.65
Discontinued operations	—	—	(0.54)

Basic	$0.79	$1.44	$1.11

Earnings per share—diluted:
Continuing operations	$0.79	$1.43	$1.50
Discontinued operations	—	—	(0.49)

Diluted	$0.79	$1.43	$1.01

Weighted average shares outstanding:
Basic	22,919,557	25,243,506	22,560,110
Diluted	23,064,815	25,471,345	24,789,094

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 24, 2005	22,037,432	220,375	50,724,713	116,165,146	167,110,234
Stock option transactions, including tax benefits	858,070	8,580	10,444,010	—	10,452,590
Issuance of stock under employee stock purchase plan	17,108	171	232,110	—	232,281
Exercise of warrants	1,965,440	19,654	1,944,756	—	1,964,410
Stock offering costs	—	—	(400,000)	—	(400,000)
Stock-based compensation expense	—	—	1,956,888	—	1,956,888
Net income and comprehensive income	—	—	—	25,137,946	25,137,946

Balance at September 30, 2006	24,878,050	$248,780	$64,902,477	$141,303,092	$206,454,349
Stock option transactions, including tax benefits	461,641	4,617	9,605,613	—	9,610,230
Issuance of stock under employee stock purchase plan	11,747	118	257,584	—	257,702
Stock-based compensation expense	—	—	2,260,400	—	2,260,400
Stock repurchase program	(464,700)	(4,647)	(1,400,112)	(6,424,480)	(7,829,239)
Net income and comprehensive income	—	—	—	36,304,385	36,304,385

Balance at September 29, 2007	24,886,738	$248,868	$75,625,962	$171,182,997	$247,057,827
Cumulative effect adjustment on adoption of FIN No. 48	—	—	—	(158,362)	(158,362)
Stock option transactions, including tax benefits	45,600	456	425,568	—	426,024
Issuance of stock under employee stock purchase plan	19,051	190	254,769	—	254,959
Stock-based compensation expense	—	—	2,894,145	—	2,894,145
Stock repurchase program	(4,080,000)	(40,800)	(14,679,601)	(60,669,599)	(75,390,000)
Net income and comprehensive income	—	—	—	18,165,427	18,165,427

Balance at September 27, 2008	20,871,389	$208,714	$64,520,843	$128,520,463	$193,250,020

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Operating Activities
Net income	$18,165,427	$36,304,385	$25,137,946
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss on discontinued operations	—	—	12,022,565
Depreciation and amortization	43,865,502	36,600,587	33,177,265
Amortization of construction allowances	(14,208,984)	(13,649,440)	(11,168,751)
Stock-based compensation	2,894,145	2,260,400	1,956,888
Deferred rent	4,158,365	1,017,711	1,462,334
Impairment of long-lived assets	6,897,450	—	—
Loss on disposal of assets	1,024,879	4,048,115	42,110
Deferred income taxes	(4,547,209)	(1,030,000)	150,000
Changes in operating assets and liabilities:
Inventories	(3,577,260)	(14,544,262)	268,790
Other current assets	10,317,777	(13,707,385)	(289,879)
Accounts payable, trade	9,172,700	6,161,899	(3,005,385)
Accounts payable, other	6,877,817	(66,532)	1,386,003
Accrued payroll and related expense	1,841,477	(700,495)	3,735,999
Income and sales taxes payable	199,203	(3,193,120)	2,552,731
Landlord construction allowances	22,648,467	20,865,390	16,138,537
Long term contracts	151,078	(446,460)	(43,894)
Other current liabilities	2,581,223	(2,172,420)	215,427
Other long-term liabilities	1,941,516	—	—

Net cash provided by operating activities of continuing operations	110,403,573	57,748,373	83,738,686
Net cash provided by operating activities of discontinued operations	—	—	7,030,087

Net cash provided by operating activities	110,403,573	57,748,373	90,768,773

Investing Activities
Purchases of fixed assets	(58,487,609)	(81,746,031)	(46,126,801)
Other assets	(79,702)	(57,927)	(121,202)

Net cash used in investing activities of continuing operations	(58,567,311)	(81,803,958)	(46,248,003)
Net cash used in investing activities of discontinued operations	—	—	(170,499)

Net cash used in investing activities	(58,567,311)	(81,803,958)	(46,418,502)

Financing Activities
Proceeds from issuance of common stock	803,673	7,306,320	8,898,602
Purchases of common stock	(75,390,000)	(7,829,240)	—
Excess tax benefit of stock option exercises	—	2,561,613	3,750,679
Stock offering costs	—	—	(400,000)

Net cash (used in) provided by financing activities	(74,586,327)	2,038,693	12,249,281

Net (decrease) increase in cash and cash equivalents	(22,750,065)	(22,016,892)	56,599,552
Cash and cash equivalents at beginning of the year	68,212,148	90,229,040	33,629,488

Cash and cash equivalents at end of the year	$45,462,083	$68,212,148	$90,229,040

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Charlotte Russe Holding, Inc. (the “Company”) was incorporated in Delaware in July 1996. On September 27, 1996, the Company was capitalized through the issuance of common stock and long-term debt. Effective September 27, 1996, the Company acquired all of the stock of Lawrence Merchandising Corporation, a California corporation, and its affiliates, Lawrence Merchandising Corporation of Nevada and Lawrence Merchandising Corporation of Nevada II, both Nevada corporations (collectively, the “Predecessor” companies) for approximately $35.0 million in cash. In addition, the Company repaid $5.0 million of the Predecessor’s short-term borrowings concurrent with the consummation of the purchase transaction. The acquisition was accounted for using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $32.9 million was recognized as goodwill.

Description of Business

The Company is comprised entirely of specialty retail operations. It distributes and sells apparel and accessories to young women through its mall-based retail concepts which are branded as Charlotte Russe. As of September 27, 2008, the Company operated 487 Charlotte Russe retail stores in 45 states and Puerto Rico.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of fixtures and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the term of the lease, whichever is shorter. Maintenance, repairs and minor remodels are charged to expense when incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current operations. Depreciation expense for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 amounted to $43,816,969, $36,545,667 and $31,302,413, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired. As of September 27, 2008, the Company’s analysis indicated no impairment.

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

Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on an analysis of discounted cash flows. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose). See Note 2 for a discussion of the $22.5 million impairment charge taken in the second quarter of fiscal 2006 associated with the Rampage long-lived assets. There was no impairment in fiscal 2007. During fiscal 2008, the Company recorded a $6.9 million impairment charge against the carrying values of the long-lived assets for 24 stores.

In fiscal 2008, the Company reviewed individual store performance by projecting forecasted sales over each store’s remaining lease term, and calculating each store’s discounted cash flow. This discounted cash flow was compared to the carrying value of each store’s assets. Of the Company’s 487 stores, 24 resulted in an asset carrying value being greater than the estimated discounted cash flow. The assets of these 24 stores were written down to zero, as the Company believes the carrying value of these assets are not recoverable.

Deferred Rent

Rent expense on non-cancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning when the Company receives possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits and are amortized on a straight-line basis as a reduction to rent expense over the life of the lease.

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

Effective September 30, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, the Company recognizes tax benefits only when it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Fair Value of Financial Instruments

Financial instruments, including cash equivalents, accounts payable, accrued expenses and income tax payable are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. There was no long-term debt at September 27, 2008 or September 29, 2007.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. FSP EITF 03-6-1 requires that all prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of the FSP. The Company is in the process of evaluating the potential impact of this pronouncement on earnings per share calculations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective as of November 15, 2008 for financial statements presented in conformity with GAAP in the United States. The adoption of SFAS No. 162 did not have a material impact on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For purposes of FSP FAS 157-2, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 157. FSP FAS 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. As of September 27, 2008, the Company does not have any consolidated subsidiaries in which there is a non-controlling interest.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for the Company with respect to business combination transactions for which the acquisition date is after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The guidance will become effective as of the beginning of a company’s fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of this pronouncement will have on its results of operations and financial position.

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

As a result, operating results for all Rampage stores have been segregated and shown as discontinued operations in the accompanying Consolidated Statements of Income. Details of those results were as follows:

September 30, 2006
Net sales	$67,484,296

Loss from operations	$18,790,301
Impairment charges	22,500,000
Gain on disposition of assets	(21,352,383)

19,937,918
Income tax benefit	7,915,353

Net loss on discontinued operations	$12,022,565

3. Stock-Based Compensation and Equity

Stock Plan Activity

Under the 1999 Equity Incentive Plan (the “Plan”), the Company grants restricted stock, restricted units and stock options to purchase common stock to some of its employees and non-employee directors at prices equal to or greater than the market value of the common stock on the date of grant. Although the Plan also allows for issuance of stock appreciation rights and unrestricted stock awards, no such awards have been granted. Historically, stock options generally vested ratably over five years and expired after 10 years. Starting in fiscal 2008, options, restricted stock awards and restricted stock units generally vest over three years and options expire after 10 years. Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms. Stock option activity for the past three fiscal years is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at September 24, 2005	1,961,970	11.00	6.4	$7,241,924

Granted	765,500	22.00
Cancelled	(247,700)	12.77
Exercised	(858,070)	7.81		$11,399,839

Outstanding at September 30, 2006	1,621,700	$17.61	8.0	$16,110,603

Granted	160,200	$27.51
Cancelled	(224,500)	$19.65
Exercised	(461,641)	$15.27		$6,444,119

Outstanding at September 29, 2007	1,095,759	$19.62	8.1	$1,043,707

Granted	405,150	$15.42
Cancelled	(401,058)	$21.18
Exercised	(45,600)	$12.03		$324,238

Outstanding at September 27, 2008	1,054,251	$17.74	6.3	$130,889

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during fiscal 2008 was $0.8 million and the actual tax benefit realized from these exercises was $0.1 million.

Options outstanding and exercisable at September 27, 2008 were as follows:

Exercise Prices	Options Outstanding				Options Exercisable
	Outstanding	Weighted Average Remaining Term	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$10.18–$12.87	210,859	4.0	$10.87	$130,889	161,659	$10.92	$90,969
$12.94–$14.40	266,800	6.6	$14.00	$—	112,883	$14.16	$—
$14.48–$18.90	210,892	8.2	$15.87	$—	29,019	$16.16	$—
$19.00–$25.89	279,600	6.4	$24.64	$—	135,117	$25.22	$—
$26.00–$31.02	86,100	6.4	$28.32	$—	52,700	$28.71	$—

	1,054,251	6.3	$17.74	$130,889	491,378	$17.81	$90,969

The weighted average remaining term of options outstanding and exercisable at September 27, 2008 was 4.1 years. Subject to adjustments for stock splits and similar events, there are a total of 3,250,000 shares of common stock authorized under the Plan. Of the 3,250,000 shares of common stock authorized, 895,408 were available for future issuance at September 27, 2008. There were 164,772 shares of common stock available for future purchase under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) at September 27, 2008.

Restricted Stock

The following table summarizes the status of our restricted stock activity for fiscal 2008 and 2007, which includes both time-based and market-based restricted stock (in thousands, except per-share data):

	Fiscal 2008
	Shares	Weighted Average Fair Value
Nonvested at beginning of year	-0-	$0.00

Granted	136,500	$15.36
Vested	(12,083)	$14.42
Forfeited	(67,000)	$15.56

Nonvested at end of year	57,417	$15.31

The fair values of restricted share awards were based on the Company’s fair market value at the time of grant. At September 27, 2008, unrecognized compensation expense related to restricted stock grants totaled approximately $0.6 million and will be recognized over a weighted average vesting period of approximately two years. The restricted shares awarded during fiscal 2008 vest in equal monthly and annual installments over one and three year periods, respectively.

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

The Company recognized the following stock-based compensation expense for its stock option, restricted stock awards and employee stock purchase plans during fiscal 2008, 2007 and 2006:

	Year Ended September 27, 2008	Year Ended September 29, 2007	Year Ended September 30, 2006
Selling, general and administrative expenses	$2,298,071	$1,755,600	$1,460,599
Cost of goods sold	596,074	504,800	496,289

Compensation expense	2,894,145	2,260,400	1,956,888
Income tax benefit	1,116,142	890,597	776,885

Reduction of net income	$1,778,003	$1,369,803	$1,180,003

Reduction of earnings per share:
Basic	$0.08	$0.05	$0.05

Diluted	$0.08	$0.05	$0.05

As of September 27, 2008, there was $2.9 million (before any related tax benefit) of unrecognized compensation expense related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.2 years.

Stock Purchase Plan

On September 27, 1999, the Company approved the adoption of the ESPP, which authorized up to 350,000 shares of common stock available for employee purchase through payroll deductions at 85% of fair market value. All eligible employees of the Company may participate. Eligibility is defined as those employees who have completed at least six months of employment and work at least 20 hours per week, except for employees who own common stock or options on such common stock that represents 5% or more of the Company’s total equity ownership. There were 19,051, 11,747 and 17,108 shares of common stock issued under the ESPP during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

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

Shares Reserved for Future Issuance

	September 27, 2008	September 29, 2007
Stock options issued and outstanding	1,054,251	1,095,759
Common shares authorized for future stock option grants	895,408	962,000
Shares authorized for issuance under ESPP	164,772	183,823

Shares reserved for future issuance	2,114,431	2,241,582

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

The following table presents the weighted average assumptions used in the pricing model for stock options granted during the following periods:

Stock Options:	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Expected life (years)	2.5	4.7	3.9
Expected volatility	51%	45%	48%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.2%	4.7%	4.6%
Fair value per option granted	$5.17	$11.71	$9.03

4. Fixed Assets

A summary of fixed assets is as follows:

	September 27, 2008	September 29, 2007
Leasehold improvements	$306,554,498	$282,048,518
Furniture and fixtures	23,408,544	22,921,946
Equipment and other	72,976,584	65,890,052

	402,939,626	370,860,516
Less: Accumulated depreciation and amortization	(178,593,567)	(153,262,769)

	$224,346,059	$217,597,747

5. Credit Arrangement

On June 24, 2005, the Company entered into a $40.0 million secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and the Company has set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at the Company’s option, at either (i) the Bank’s prime rate plus 0.50% to 1.00%, or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks (“Eurodollar Rate”) subject to certain adjustments. The Company’s ability to receive loan advances under the Credit Facility is subject to the continued compliance with various covenants, representations, warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, the Company and the Company’s wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of the securities of the Company’s subsidiaries to the collateral agent as security for the full payment and performance of the Company’s obligations under the Credit Facility and (iii) granted a security interest in essentially all of the Company’s personal property as security for the full payment and performance of the obligations under the Credit Facility. At September 27, 2008, there was $11.2 million outstanding under the Credit Facility to secure letters of credit and the Company was in compliance with the terms of the bank credit agreement. As of September 27, 2008, the Company had $18.8 million of borrowing availability under the Credit Facility.

Pursuant to the terms of the Credit Facility, the Company can issue up to $20.0 million of documentary or standby letters of credit. The Company is charged a fee equal to the Bank’s Eurodollar Rate for the average daily face amount of outstanding letters of credit and customary issuance and amendment charges. Fees are paid quarterly in arrears and charges are paid as incurred.

6. Commitments and Contingencies

Leases

The Company leases its retail stores, distribution centers and office facilities under various non-cancelable operating leases that expire between 2009 and 2018. Under certain retail store leases, the Company is required to pay the greater of a minimum lease payment or 5% to 13% of annual sales volume. Rent expense, including reimbursement of the Company’s proportional share of common area maintenance expenses, for the years ended September 27, 2008, September 29, 2007 and September 30, 2006 amounted to $137.1 million, $118.5 million and $100.7 million, respectively, including $5.2 million, $6.2 million and $6.5 million, respectively, of contingent rentals.

As of September 27, 2008, aggregate future minimum rentals are as follows:

Operating Leases
Fiscal Year Ending September:
2009	$85,204,574
2010	84,027,932
2011	80,462,219
2012	74,593,854
2013	66,433,080
Thereafter	196,152,081

Total future minimum lease payments	$586,873,740

During fiscal 2006, the Company sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases that it assumed. In the event of default, the Company could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $33.2 million through the end of fiscal 2016 which are not reflected in the table above. The scheduled future minimum rentals for these leases over the next three fiscal years and thereafter are $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. Management believes that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 27, 2008.

License Agreement

In conjunction with the acquisition of Rampage assets on September 30, 1997, the Company entered into a license agreement enabling the Company to operate stores under the Rampage name. The license fee was calculated as the greater of an annual fee (ranging from $600,000 to $750,000) or a percent of sales at stores operating under the Rampage name (ranging between 0.5% and 1.0%).

The license agreement had an initial term that expired in 2012. Consistent with the Company’s decision in 2006 to dispose of the Rampage stores, a termination of this agreement was negotiated which required the Company to pay an early termination fee of $1.4 million. License fees incurred during the fiscal year ended September 30, 2006 were $2,176,661 and are included in selling, general and administrative expenses in the accompanying consolidated statement of income.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On June 11, 2008, a complaint was filed against the Company in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. The Company filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action that has not yet been ruled on. The Company intends to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, the Company is not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

7. Income Taxes

Income taxes consist of the following:

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Current:
Federal	$12,005,503	$20,600,273	$20,368,998
State	3,574,514	3,703,700	4,135,957

	15,580,017	24,303,973	24,504,955
Deferred:
Federal	(3,132,042)	(1,227,900)	45,789
State	(1,044,626)	(208,700)	(85,200)

	(4,176,668)	(1,436,600)	(39,411)

	$11,403,349	$22,867,373	$24,465,544

A reconciliation of the calculated income tax provision based on statutory tax rates in effect and the effective tax rate follows:

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Tax at U.S. statutory rates	$10,349,071	$20,710,115	$21,569,119
State income taxes, net of federal tax benefit	1,587,232	2,557,699	2,703,843
Non-deductible expenses	32,831	9,898	23,723
Other, net	(565,785)	(410,339)	168,859

	$11,403,349	$22,867,373	$24,465,544

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not recorded a valuation allowance for all periods presented as the utilization of the deferred tax assets is deemed to be more likely than not.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 27, 2008	September 29, 2007
Deferred tax assets:
Inventory	$4,630,145	$2,960,666
Deferred rent	45,628,511	41,699,578
Employee benefit programs	1,658,499	1,351,418
Stock-based compensation	1,827,874	1,004,763
State income taxes	715,496	465,847
Other accrued expenses	1,190,367	992,068

	55,650,892	48,474,340
Deferred tax liabilities:
Tax over book depreciation	(41,882,294)	(39,069,960)
Intangibles	(2,331,389)	(2,514,380)

	(44,213,683)	(41,584,340)

Net deferred tax assets	$11,437,209	$6,890,000

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

The Company adopted the provisions of FIN 48 effective September 30, 2007. As a result, the Company adjusted its 2007 beginning retained earnings by the net impact of the derecognition of certain tax positions. The cumulative effects of applying this interpretation have been recorded as a decrease of $165,748 to retained earnings and an increase of $165,748 to income taxes payable.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at September 30, 2007	$866,917
Increases related to current year tax positions	$190,950
Expiration of the statute of limitations for the assessment of taxes	$(37,053)

Balance at September 27, 2008	$1,020,814

Included in the unrecognized tax benefits of $1,020,814 at September 27, 2008, was $663,529 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. As of September 30, 2007, the total amount of unrecognized tax benefits was $592,000 all of which, if recognized, would reduce the Company’s income tax expense and effective tax rate.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $104,699 of interest and penalties associated with uncertain tax positions as of September 27, 2008. As of September 29, 2007, the total amount of accrued income tax-related interest and penalties was $29,000.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for September 24, 2005 and forward are subject to examination by the U.S. authorities and, with few exceptions, the Company’s tax years for September 30, 2004 and forward are subject to examinations by state tax authorities.

8. Supplemental Cash Flows Disclosures

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Income tax benefit of stock option transactions	$182,478	$2,490,974	$4,103,942
Cash paid during the year for:
Interest	$63,985	$89,530	$76,817
Income taxes	$15,724,162	$26,158,435	$8,460,553

9. Related Party Transactions

The Company, its then Chairman of the Board and two funds managed by Apax Partners, L.P. (“Apax”), entered into a stockholders’ agreement in 1999. This agreement provided that, among other things: (1) as long as Apax owned more than 25% of the Company’s outstanding shares, it would have the right to nominate three directors, and (2) as long as Apax owned at least 1,820,735 shares of Common Stock, including shares of Common Stock issuable upon exercise of outstanding warrants, it would have the right to nominate two directors. The stockholders agreement also granted, subject to limitations and exceptions and only so long as Apax owned at least 1,820,735 shares, demand registration rights to Apax. The Company was responsible for certain costs of these registered offerings. Lastly, as long as Apax owned at least 1,820,735 shares, the Company was required to pay an annual fee of $250,000 in exchange for certain financial advisory services.

In conjunction with a securities offering in fiscal 2006, Apax’s holdings of the Company’s common stock were reduced below 1,820,735 shares, as a result of which provisions of the agreement with Apax discussed above are no longer in effect.

Pursuant to this agreement, the Company incurred financial advisory service fees of $250,000 in fiscal 2006. In addition, the Company incurred certain costs of a registered offering in which shares were sold by Apax of $400,000 during the fiscal year ended September 30, 2006. Given the historical nature of this obligation, these costs were treated as reductions to stockholders’ equity as an offset to proceeds received from shares sold by the Company, if any.

10. Employee Savings Plan

The Company has an Internal Revenue Code Section 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. The 401(k) Plan is funded by employee contributions and provides for the Company to make discretionary contributions. The Company matches 25% of participants’ contributions up to 4% of eligible compensation. Amounts contributed and expensed under the 401(k) Plan were $165,766, $136,963 and $128,147 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

11. Earnings Per Share

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Income from continuing operations	$18,165,427	$36,304,385	$37,160,511
Loss on discontinued operations	—	—	(12,022,565)

Net income	$18,165,427	$36,304,385	$25,137,946

Net income from continuing operations per share:
Basic	$0.79	$1.44	$1.65
Effect of dilutive warrants	—	—	(0.12)
Effect of dilutive securities	—	(0 .01)	(0.03)

Diluted	$0.79	$1.43	$1.50

Weighted average number of shares:
Basic	22,919,557	25,243,506	22,560,110
Effect of dilutive warrants	—	—	1,819,375
Effect of dilutive securities	145,258	227,839	409,609

Diluted	23,064,815	25,471,345	24,789,094

Dilutive securities include stock options and restricted stock subject to vesting. The calculation of dilutive shares excludes the effect of the following securities and warrants that are considered anti-dilutive:

	Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Anti-dilutive securities and warrants	828,580	501,535	117,229

12. Subsequent Events

On November 8, 2008, the Company’s Board of Directors appointed John D. Goodman as the Company’s Chief Executive Officer, Emilia Fabricant as our President and Chief Merchandising Officer and Frederick G. Silny as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, each contingent and effective upon his or her commencement of employment. In addition, Mr. Goodman and Ms. Fabricant were appointed as directors, contingent and effective upon his or her commencement of employment. Mr. Silny commenced employment on November 10, 2008 and Mr. Goodman and Ms. Fabricant commenced employment on November 12, 2008.

The Company entered into offer letters with Mr. Goodman, Ms. Fabricant and Mr. Silny that provide for annual base salaries of $900,000, $600,000 and $400,000, respectively, which may not be decreased, except for decreases in base salary consistent with decreases applicable to all of the Company’s executive officers that occur after fiscal year 2009. Mr. Goodman, Ms. Fabricant and Mr. Silny also received signing bonuses of $285,000, $210,000 and $160,000, respectively, which vest monthly during the 12 months following commencement of employment and are subject to repayment of any unvested portion if the executive officer is terminated for cause or without good reason. The offer letters also provide for the executive officers to participate in the Company’s Executive Officer Compensation Program for fiscal 2009 with respect to cash incentive bonuses, which currently provides for annual cash incentive bonus targets for Mr. Goodman, Ms. Fabricant and Mr. Silny as follows: 50%, 100% and 150%; 50%, 75% and 100%; and 35%, 60% and 100%, respectively (as a minimum, midpoint and maximum percentage of annual base salary). Each executive officer will also be reimbursed for moving-related expenses (and eligible to receive an additional tax gross-up payment to the extent such reimbursement is taxable), subject to a $100,000 limitation in the case of Mr. Silny. If any of the executive officers’ employment is terminated without cause or for good reason, the executive officer is entitled to (i) 24 months (12 months in the case of Mr. Silny) of continued payment of his or her annual base salary in effect at the time of termination, (ii) a pro-rated bonus for the fiscal year in which the termination occurs equal to the bonus that would have been paid had the executive officer remained employed through the time such bonus is paid out, multiplied by a fraction equal to the number of days elapsed since the commencement of the applicable fiscal year (as of the date of termination) divided by 360, and all the earned, but unpaid bonuses with respect to the fiscal years preceding the fiscal year of termination, (iii) an extension of the post termination exercise period for vested stock options to six months and (iv) the provision of continued health insurance benefits for 24 months (12 months in the case of Mr. Silny) post termination, in each case provided certain conditions are met and subject to reduction due to interim earnings during the severance period or cessation in the event of obtaining new employment of equal or higher compensation prior to the end of the severance period. On November 12, 2008, Mr. Goodman received a non-qualified stock option to purchase 200,000 shares of the Company’s common stock and restricted stock units covering 91,000 shares of the Company’s common stock. The exercise price per share of the stock option is $8.15 (the NASDAQ closing price of the Company’s common stock on November 12, 2008). The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant. In addition, within 60 days of the date of commencement of his employment, Mr. Goodman will receive performance share units covering 53,500 shares of the Company’s common stock. Contingent on the satisfaction of performance goals established by the Compensation Committee and developed with Mr. Goodman’s input, and with a performance period of our 2009 fiscal year, the shares subject to the performance share units will vest in equal yearly installments over a four-year period following the date of commencement of Mr. Goodman’s employment.

Also on November 12, 2008, Ms. Fabricant received an incentive stock option to purchase 128,500 shares of the Company’s common stock and restricted stock units covering 46,000 shares of the Company’s common stock. The exercise price per share of the stock option is $8.15 (the NASDAQ closing price of the Company’s common stock on November 12, 2008). The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

On November 10, 2008, Mr. Silny received a non-qualified stock option to purchase 173,500 shares of the Company’s common stock at an exercise price per share of $6.45 (the NASDAQ closing price of the Company’s common stock on November 10, 2008). The shares subject to the stock option vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

The shares subject to the awards granted, or to be granted, to Mr. Goodman, Ms. Fabricant and Mr. Silny will immediately vest and become fully exercisable upon a change of control, provided that, in the case of the performance share units to be granted to Mr. Goodman, the applicable performance goals have been met. Commencing in fiscal 2010, Mr. Goodman, Ms. Fabricant and Mr. Silny will be eligible to participate in the Company’s Executive Officer Compensation Program with respect to equity awards.

Leonard H. Mogil ceased serving as the Company’s Interim Chief Financial Officer concurrent with Mr. Silny’s commencement of employment on November 10, 2008 and ceased serving as the Company’s Interim Chief Executive Officer concurrent with Mr. Goodman’s commencement of employment on November 12, 2008. Mr. Mogil remains a member of the Board of Directors.

SCHEDULE II

CHARLOTTE RUSSE HOLDING, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three fiscal years ended September 27, 2008

(amounts in thousands)

	Balance at Beginning of Year	Additions Charged to Income	Adjustments and Deductions	Balance at End of Year
Fiscal year ended September 30, 2006:
Reserve for markdown of inventory	$5,000	$3,600	$4,500	$4,100
Allowance for effect of sales returns	1,100	634	824	910
Reserve for inventory shrinkage	367	8,675	8,696	346
Fiscal year ended September 29, 2007
Reserve for markdown of inventory	$4,100	$700	$600	$4,200
Allowance for effect of sales returns	910	427	243	1,094
Reserve for inventory shrinkage	346	8,898	8,953	291
Fiscal year ended September 27, 2008
Reserve for markdown of inventory	$4,200	$3,510	$500	$7,210
Allowance for effect of sales returns	1,094	270	345	1,019
Reserve for inventory shrinkage	291	10,768	10,591	468

EXHIBIT INDEX

(a) Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the SEC and are incorporated herein by reference.

Exhibit	Description
2.1	Stock Purchase Agreement dated as of August 26, 1996 by and among Charlotte Russe Holding, Inc., Daniel Lawrence, Frank Lawrence and Larry Lawrence (Exhibit 2.1 to Registration Statement 333-84297 filed October 15, 1999)

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Exhibit 3.1 to Registration Statement 333-84297 filed October 15, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Exhibit 3.2 to Registration Statement 333-84297 filed October 15, 1999)

3.3	Amended and Restated By-laws of Charlotte Russe Holding, Inc. (Exhibit 3.1 to our Form 10-Q filed April 27, 2007)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on August 13, 2008 (Exhibit 3.1 to our Form 8-K filed August 14, 2008)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement 333-84297 filed October 15, 1999)

4.2	Form of Rights Certificate (Exhibit 4.1 to our Form 8-K filed August 14, 2008)

4.3	Rights Agreement by and between Charlotte Russe Holding, Inc. and Mellon Investor Services LLC dated August 13, 2008 (Exhibit 4.2 to our Form 8-K filed August 14, 2008)

10.1	Lease Agreement for San Diego Distribution Center dated July 24, 1997 by and between Price Enterpises, Inc. and Charlotte Russe, Inc. (Exhibit 10.14 to Registration Statement 333-84297 filed October 15, 1999)

10.2	Loan and Security Agreement by and among Charlotte Russe, Inc., as Borrower, direct and indirect domestic subsidiaries of Borrower and Bank of America, N.A., as Agent, dated as of June 24, 2005 (Exhibit 10.33 to our Form 10-Q filed July 22, 2005)

10.3	Purchase Agreement by and among Charlotte Russe, Inc. and Forever 21 Retail, Inc. dated June 29, 2006 (Exhibit 10.1 to our Form 10-K filed December 13, 2006)

10.4+	Charlotte Russe Holding, Inc. 1999 Long-Term Incentive Plan (Exhibit 10.12 to Registration Statement 333-84297 filed October 15, 1999)

10.5+	Charlotte Russe Holding, Inc. 1996 Long-Term Incentive Plan (Exhibit 10.13 to Registration Statement 333-84297 filed October 15, 1999)

10.6+	Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan (Exhibit 10.3 to our Form 10-Q filed January 26, 2007)

10.7+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan

10.8*+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Charlotte Russe Holding, Inc. 1999 Equity Incentive Plan

10.9+	Charlotte Russe Holding, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.17 to Registration Statement 333-84297 filed October 15, 1999)

10.10+	Charlotte Russe Holding, Inc. Executive Performance-Based Incentive Plan (Exhibit 10.1 to our Form 8-K filed February 20, 2008)

10.11+	Form of Indemnification Agreement for Directors and Officers of Charlotte Russe Holding, Inc. (Exhibit 10.24 to Registration Statement 333-84297 filed October 15, 1999)

Exhibit	Description

10.12+	Severance Agreement by and between Charlotte Russe Holding, Inc. and Mark A. Hoffman, dated July 20, 2008 (Exhibit 10.1 to our Form 8-K filed July 21, 2008)

10.13+	Offer Letter by and between Charlotte Russe Holding, Inc. and John D. Goodman dated November 7, 2008 (Exhibit 10.1 to our Form 8-K filed November 13, 2008)

10.14+	Offer Letter by and between Charlotte Russe Holding, Inc. and Emilia Fabricant dated November 11, 2008 (Exhibit 10.2 to our Form 8-K filed November 13, 2008)

10.15+	Amended and Restated Offer Letter by and between Charlotte Russe Holding, Inc. and Frederick G. Silny dated November 7, 2008 (Exhibit 10.3 to our Form 8-K filed November 13, 2008)

10.16+	Offer Letter by and between Charlotte Russe Holding, Inc. and Edward Wong dated August 10, 2005 (Exhibit 10.14 to our Form 10-K filed December 13, 2006)

10.17+	Amendment dated August 7, 2008 to Offer Letter by and between Charlotte Russe Holding, Inc. and Edward Wong dated August 10, 2005 (Exhibit 10.1 to our Form 8-K filed August 7, 2008)

10.18*+	Offer Letter by and between Charlotte Russe Holding, Inc. and Sandra Tillett dated September 29, 2008

10.19+	Charlotte Russe Holding, Inc. Executive Officer Compensation Program (Exhibit 10.4 to our Form 8-K filed November 13, 2008)

21	Subsidiaries (Exhibit 21 to Registration Statement 333-84297 filed October 15, 1999)

23.1*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (See signature page)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan.