Form 10-K/A
period 2008-09-27
CHARLOTTE RUSSE HOLDING INC
filed 2009-01-26
CIK 1092006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHARLOTTE RUSSE HOLDING, INC.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, to our Annual Report on Form 10-K for the fiscal year ended September 27, 2008, or the Form 10-K, initially filed with the Securities and Exchange Commission, or the SEC, on December 9, 2008, or the Original Filing, is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following is biographical information for each of our directors.

Name	Age	Position
Michael J. Blitzer (1)(2)	59	Director
Paul R. Del Rossi (2)(3)	66	Director
Emilia Fabricant	42	Director, President and Chief Merchandising Officer
John D. Goodman	44	Director and Chief Executive Officer
Herbert J. Kleinberger (1)(2)	57	Director
Leonard H. Mogil	62	Director
Jennifer C. Salopek (1)(3)	45	Chairman of the Board

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Michael J. Blitzer has served as a member of our Board of Directors since July 2007. He currently serves as a Principal of Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale and consumer industries. He has worked with a variety of companies in both apparel and accessories including Neiman Marcus Group and Liz Claiborne Inc. Mr. Blitzer spent over 30 years at Macy’s and at Phillips Van Heusen Corporation in various executive merchandising positions in Women’s and Menswear, Accessories and Footwear. He served as the Vice Chairman of Phillips Van Heusen Corporation until he retired in 2002. Mr. Blitzer has served on the boards of Kate Spade, LLC and LeSportsac Inc. and currently serves on the board of Modell’s Sporting Goods.

Paul R. Del Rossi has served as a member of our Board of Directors since January 2000. He currently serves as Chairman and CEO for Northfork Partners, LLC, a diversified investment company. Until 2002, Mr. Del Rossi served as Chairman of General Cinema Theatres and General Cinema International. From 1983 through 1997, he was President and CEO of General Cinema Theatres. Prior to joining General Cinema, Mr. Del Rossi was Senior Vice President of the Venture Capital Group at The Boston Company.

Emilia Fabricant has served as a member of our Board of Directors and as our President and Chief Merchandising Officer since November 2008. From May 2007 to November 2008, she served as President and Chief Merchandising Officer of babystyle®, a maternity, infant and baby retailer. In 2002, Ms. Fabricant founded Cadeau Maternity, a company created to offer elegant, fashion-forward maternity clothes, and served as Cadeau Maternity’s Chief Executive Officer until its purchase by babystyle in May 2007. Prior to launching Cadeau Maternity, Ms. Fabricant was General Merchandise Manager of Women’s Apparel and Accessories for Eve.com, and prior to that, she served as Vice President, Divisional Merchandise Manager for Barneys New York Co-Op. Fabricant spent 10 years at Barneys, and was credited for pioneering and launching “Procreation,” Barneys’ private-label maternity line. She earned a bachelor’s degree from Drew University in 1988.

John D. Goodman has served as a member of our Board of Directors and as our Chief Executive Officer since November 2008. Mr. Goodman has more than 20 years of experience in the retail industry. Prior to joining Charlotte Russe, he served as President and Chief Executive Officer of Mervyn’s LLC department stores, a mall-based retailer offering family-focused fashions and home décor. Prior to joining Mervyn’s, Mr. Goodman served as President and General Manager of the Dockers brand at Levi Strauss & Co. Prior to that, he was Senior Vice President and Chief Apparel and Home Officer for Kmart Holding Corporation, and earlier in his career he held various executive positions at Gap, Inc. where he was instrumental in the launch of the Banana Republic Factory Stores and Old Navy Outlet stores. Mr. Goodman began his career in the Executive Training Program at Bloomingdale’s. He earned a bachelor’s degree from the University of Maryland in 1986.

Herbert J. Kleinberger has served as a member of our Board of Directors since October 2007. He is currently a Principal in ARC Business Advisors LLC, a New York City based firm that provides strategic advisory services to businesses and investors in the apparel, retail and consumer industries. Mr. Kleinberger was a Partner with PricewaterhouseCoopers and leader of the retail consulting practice at PricewaterhouseCoopers for 10 years until PricewaterhouseCoopers Consulting was purchased by IBM in 2002. For the past five years Mr. Kleinberger has held various positions within IBM’s Global Business Services group including Store Practice Leader and most recently, Global Retail Strategy Leader.

Leonard H. Mogil has served as member of our Board of Directors since August 2001 and served as our interim Chief Executive Officer and Chief Financial Officer from July 2008 to November 2008. Mr. Mogil joined Phillips-Van Heusen Corporation, one of the world’s largest apparel companies, in 1989 and held executive positions until his retirement in August 2001 from the position of Group Executive Vice President of Retail Operations. Prior to joining Phillips-Van Heusen, Mr. Mogil held executive positions at various commercial and retail organizations, including Gertz Department Stores, Block’s Department Stores and Joske’s of Texas. He began his professional career at the accounting firm of Touche Ross & Co. where he became a Certified Public Accountant.

Jennifer C. Salopek has served as a member of our Board of Directors since February 2006 and currently serves as the Chairman of the Board of Directors. She also currently serves as a Principal with ARC Business Advisors, LLC. Prior to co-founding this firm in 2005, she was Executive Vice President with Tommy Hilfiger Corporation from 2004 to 2005. Previously, Ms. Salopek served as Partner with PriceWaterhouseCoopers Consulting and its successor, IBM Business Consulting Services, during her tenure from 1999 to 2004, and she served as Vice President of Strategic Planning and subsequently Senior Vice President of Retail for Calvin Klein from 1994 to 1999. She began her career in 1983 at Price Waterhouse, where she became a Certified Public Accountant, and worked for their Management Horizons retail consulting practice from 1989 to 1994.

Executive Officers

The names and business experience of our executive officers who are not also directors are set forth below.

Name	Age	Position
Frederick G. Silny	58	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Edward Wong	52	Chief Operating Officer
Sandra Tillett	47	Executive Vice President, Store Operations

Frederick G. Silny has served as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since November 2008. Prior to joining Charlotte Russe, he served as Chief Financial Officer for Guess?, Inc., a retailer specializing in contemporary apparel, accessories and related consumer products. Prior to Guess?, Mr. Silny served as Chief Financial Officer and Corporate Secretary of CarsDirect.com, Inc. from 1999-2001. Before that, he spent 10 years at IHOP Corp., serving as Chief Financial Officer, Vice President Finance and Treasurer. From 1979 to 1989, Mr. Silny held a variety of financial and operational positions with Carnation Company, now a division of Nestle, except for the period from 1982 to 1984, when he headed international treasury for Litton Industries, Inc. He began his career as a Certified Public Accountant with Coopers & Lybrand in 1976. He received a B.S. from McGill University in 1971 and an MBA from University of Chicago Graduate School of Business in 1976.

Edward Wong was promoted to our Chief Operating Officer in August 2008 after having served as our Executive Vice President, Chief Supply Chain Officer since June 2006. Mr. Wong joined us as our Vice President of Information Systems in December 2003 and was subsequently promoted to Senior Vice President of Supply Chain and Systems in June 2004. From 2002 through 2003, Mr. Wong was Executive Vice President of Supply Chain Technologies for Factory2-U, a retailer which operated over 420 stores. Previously, Mr. Wong was employed by ProfitLogic, a provider of markdown optimization systems, from 2001 to 2002 where he was Vice President of Solution Design. He began his retail career in 1979 at the Sears department store chain and served in various positions at Macy’s, Mervyn’s, Gap, Eddie Bauer and Gymboree.

Sandra Tillett was promoted to our Executive Vice President, Store Operations in August 2008 after having joined us as Senior Vice President of Store Operations in May 2008. Ms. Tillett has 23 years experience in the retail industry. Prior to joining Charlotte Russe, Ms. Tillett most recently served as Senior Vice President of Stores for Ann Taylor, a women’s specialty retailer, from 2006 to 2008, and as Regional Vice President for the Southeast region from 2004 to 2006. From 1998 to 2004, she served as Director of Sales and Operations for Naturalizer’s Retail Division. Prior to 1998, Ms. Tillett held various retail management positions with Pottery Barn, the Disney Stores, Talbot’s and May Company.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently composed of three directors: Messrs. Blitzer and Kleinberger and Ms. Salopek, with Mr. Kleinberger serving as Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and NASDAQ listing standards. In making this determination, our Board of Directors made a qualitative assessment of each member’s level of knowledge and experience based on a number of factors, including his or her formal education and prior work experience.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 27, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with as required by the SEC regulations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees and a Code of Ethics for Financial Employees that applies to our Chief Executive Officer and employees serving in a finance, accounting or investor relations capacity. The Code of Business Conduct and Ethics and the Code of Ethics for Financial Employees are available on our website at http://www.charlotterusse.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by NASDAQ listing standards or applicable law.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Governance

Our compensation program is overseen by the Compensation Committee. The primary purpose of the Compensation Committee is to act on behalf of our Board of Directors in overseeing our compensation policies, plans and programs and determining the compensation to be paid to our executive officers. The Compensation Committee charter describes in greater detail the full responsibilities of the Compensation Committee and is available on our website at http://www.charlotterusse.com. The members of the Compensation Committee are currently Messrs. Blitzer, Del Rossi and Kleinberger, with Mr. Del Rossi serving as Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent within the meaning of applicable NASDAQ listing standards.

Overall Compensation Philosophy

We are engaged in the highly competitive retail industry. To compete and succeed in our business, we believe it is critical that we are able to attract, motivate and retain highly qualified executives. The primary goal of our compensation program has been to align the interests of our executive officers with the interests of our stockholders. Our compensation program is designed to tie total compensation to performance that enhances stockholder value and provides both rewards for outstanding company performance and clear financial implications for underperformance. We have strived to apply a consistent philosophy for all executive officers. The Compensation Committee is guided by the following general principles:

•

align the goals of our executive officers with the goals of our stockholders by creating and enhancing stockholder value through the accomplishment of corporate performance goals and by providing executive officers with long-term incentives through equity ownership;

•	provide total compensation that enables us to compete with similarly-sized companies in the retail apparel industry in order to attract and retain high-caliber candidates on a long-term basis; and

•	align compensation with our short-term and long-term corporate objectives and strategy, focusing executive officer behavior on the fulfillment of those objectives.

In fiscal 2007, the Compensation Committee and the Board of Directors conducted an extensive review and analysis of our senior management compensation program. We engaged ECG Advisors, or ECG, a national executive compensation and governance consulting firm, to assist in the review of our compensation practices. ECG’s input encompassed all elements of compensation and served as a factor in the Compensation Committee’s decision to recommend the program to our Board of Directors. ECG has provided no other services to Charlotte Russe and has no other relationship or engagements with Charlotte Russe or any member of our Board of Directors.

As a result of this review, in December 2007 our Board of Directors adopted the Charlotte Russe Holding, Inc. Executive Officer Compensation Program, or the Program, effective for fiscal 2008 and thereafter, and the Charlotte Russe Holding, Inc. Executive Performance-Based Incentive Plan, or the Performance Plan, under which the Program is carried out. The purpose of the Program is to implement the compensation philosophy as outlined below. The Program is focused on “pay for performance” and accountability. It provides specific targets for annual base salaries for our executive officers and provides specific incentive payments for different levels of performance. The Program specifically was designed around the following criteria:

•	attract, motivate and retain a talented executive team to continually maximize stockholder value;

•	align interests of executives with those of stockholders;

•	target salaries at the median of the pay market; and

•	provide above-market incentive payments for above-market performance.

The Compensation Committee identifies a peer group for each fiscal year in order to measure our compensation practices against market. The relative position of Charlotte Russe in terms of annual revenues to the peer group is an important factor in setting the salary levels and incentive pay programs for our executive officers. Each fiscal year, the Compensation Committee examines each element of executive compensation to determine if the criteria set for each element and the mix of the elements are consistent with competitive norms for a company of our size and complexity in our industry. For fiscal 2008 and 2009, the Compensation Committee identified an 11-company peer group consisting of Aeropostale, bebe, Buckle, Guess?, Hot Topic, J. Crew, Pacific Sunwear, Skechers, Tween Brands, Urban Outfitters and Wet Seal. The Compensation Committee also reviews our Chief Executive Officer’s compensation relative to the compensation of our President and Chief Marketing Officer, Chief Operating Officer and executive vice presidents to determine if we are consistent with competitive norms.

In November 2008 in connection with the hiring of Mr. Goodman, Ms. Fabricant and Mr. Silny, we engaged Watson Wyatt Worldwide, or Watson Wyatt, a global consulting firm that specializes in the four areas of employee benefits, human capital strategies, technology solutions and insurance and financial services, and Frederic W. Cook & Co., Inc., or Frederic W. Cook, a national compensation consulting firm, to assist us in establishing compensation packages consistent with the Program, our peer group and our overall compensation philosophy. Watson Wyatt and Frederic W. Cook have provided no other services to Charlotte Russe and have no other relationship or engagements with Charlotte Russe or any member of our Board of Directors.

The Program was amended in August 2008 in connection with the promotions of Mr. Wong and Ms. Tillett, and again in November 2008 in connection with the hiring of Mr. Goodman, Ms. Fabricant and Mr. Silny. The discussion below outlines our current compensation practices pursuant to the Program, as amended.

Elements of Executive Compensation

Pursuant to the Program, our compensation structure for executive officers consists of a combination of cash compensation (base salary and annual incentive bonus) and equity compensation (stock options and restricted stock grants). Executive officers are also entitled to participate in benefit plans generally available to all full-time employees.

Cash Compensation—Base Salary. Base salary is intended to help attract and retain employees by providing a portion of compensation that is not “at risk.” As a general matter, we establish an initial base salary for each executive officer through negotiation at the time the executive officer is hired, taking into account the executive officer’s qualifications and experience. Our philosophy under the Program is to target salaries at the median of the pay market. We utilize independent compensation survey data for comparable companies in the retail apparel industry, as discussed above.

The base salaries of executives have historically been reviewed annually at various times of the year. All executive officers’ base salaries are approved by the Board of Directors or the Compensation Committee on an annual basis at or near the beginning of each fiscal year and are effective as of the first day of the applicable fiscal year. As warranted, salaries are adjusted to reflect prevailing salary practices as determined through analysis of independent compensation survey data for comparable companies in the retail apparel industry as discussed above, as well as an individual’s performance against objectives and his or her anticipated contribution to the overall future success of the company. Upon hire of new executives or promotion of existing executives, salaries are set or adjusted using the same methodologies described above.

In September 2007, the fiscal 2008 salaries of certain executives were increased. The base salaries for Mark A. Hoffman, our former President and Chief Executive Officer, Patricia K. Johnson, our former Executive Vice President, Chief Financial Officer and Treasurer, Patricia A. Shields, our former Executive Vice President, General Merchandise Manager, and Mr. Wong were increased from $700,000, $400,000, $400,000 and $350,000 to $735,000, $405,000, $405,000 and $355,000, respectively. The salary increases were based upon a number of criteria, including our performance in fiscal 2007 and the guidelines in the Program. In July 2008, Mr. Hoffman retired as our President and Chief Executive Officer and director. In connection with Mr. Hoffman’s retirement, Mr. Mogil was appointed as our Interim Chief Executive Officer and Mr. Mogil’s base salary was set at $780,000. In August 2008, we increased Mr. Wong’s base salary to $500,000 in connection with his promotion to our Chief Operating Officer, and we increased Ms. Tillett’s base salary to $350,000 in connection with her promotion to our Executive Vice President, Store Operations. Also in August 2008, Ms. Johnson and Ms. Shields resigned as our Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Merchandise Manager, respectively. In connection with Ms. Johnson’s resignation, Mr. Mogil was appointed as our Interim Chief Financial Officer, in addition to his position as Interim Chief Executive Officer. Fiscal 2008 base salary information for our named executive officers is detailed in the Summary Compensation Table.

In November 2008, in connection with the hiring of Mr. Goodman as our Chief Executive Officer, Ms. Fabricant as our President and Chief Merchandising Officer and Mr. Silny as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, we approved fiscal 2009 base salaries for Mr. Goodman, Ms. Fabricant and Mr. Silny of $900,000, $600,000 and $400,000, respectively. Fiscal 2009 base salaries for Mr. Wong and Ms. Tillett were not increased in

November 2008 due to the increases in base salary each received in connection with their respective promotions in August 2008. Concurrent with Mr. Goodman’s appointment as our Chief Executive Officer and Mr. Silny’s appointment as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, Mr. Mogil ceased serving as our Interim Chief Executive Officer and Chief Financial Officer, respectively.

Cash Compensation—Annual Incentive Bonus. We design our annual incentive bonuses to make a significant portion of our executive officer’s compensation “at risk,” to align the goals of our executive officers with the goals of our stockholders and to attract high-caliber executives. We may award annual incentive bonuses equal to a percentage of base salary to motivate and reward executive officers based upon our achievement of corporate performance goals. Corporate performance goals are established annually by the Compensation Committee and reflect high priority corporate objectives. Our Chief Executive Officer recommends to the Compensation Committee which executive officers will be eligible for an annual incentive bonus. We believe using corporate performance goals to determine annual incentive bonuses establishes a direct link between executive officer compensation and our corporate performance.

Pursuant to the Program, annual incentive bonuses for each fiscal year are approved by the Board or the Compensation Committee on an annual basis following the completion of such fiscal year and are calculated as a percentage of each executive officer’s base salary for such fiscal year.

For each fiscal year, 70% of the annual incentive bonus is a financial component based upon our achievement of operating income goals approved by the Board or the Compensation Committee, in their sole discretion, at the beginning of such fiscal year that correspond to minimum, midpoint and maximum percentages of each executive officer’s base salary established by the Board or Compensation Committee, in their sole discretion. The financial component is determined by multiplying 70% of the executive officer’s base salary by the applicable percentage of base salary that corresponds to the operating income goal achieved. Notwithstanding the foregoing, no financial component is paid if the operating income goal for the minimum percentage of base salary is not achieved.

For each fiscal year, 30% of the annual incentive bonus is based upon the achievement of non-financial corporate and individual performance goals for the subject fiscal year approved by the Board or the Compensation Committee, in their sole discretion, at the beginning of such fiscal year. The Board or the Compensation Committee also approves a floor operating income goal for such fiscal year that must be achieved as a condition to any non-financial bonus component being paid.

The non-financial bonus component is determined by multiplying 30% of the executive officer’s base salary by (i) the applicable percentage of base salary that corresponds to the operating income goal achieved (provided that the minimum percentage of base salary is used in the event the operating income goal achieved is equal to or greater than the floor operating income goal and equal to or less than the minimum percentage of base salary operating income goal) and (ii) the percentage of the non-financial corporate and individual performance goals actually achieved, as determined by the Board or the Compensation Committee, in their sole discretion. No non-financial bonus component is paid if the floor operating income goal is not achieved.

Mr. Wong and Ms. Tillett were the only executive officers participating in the annual incentive component of the Program as of the end of fiscal 2008, and their minimum, midpoint and maximum percentages of base salary under the Program for fiscal 2008 are set forth below. Although Mr. Mogil was one of our named executive officers for fiscal 2008, due to the interim nature of his employment, his compensation as an interim executive officer was governed by a separate employment agreement and he was not a participant in the Program. His compensation is detailed in the Summary Compensation Table.

	Percentage of Base Salary
Name	Minimum	Midpoint	Maximum
Edward Wong	25%	50%	80%
Sandra Tillett	20%	30%	45%

In August 2008, the Board approved, as a retention mechanism, the guaranteed payment of fiscal 2008 annual incentive bonuses to Mr. Wong and Ms. Tillett at the minimum percentage of base salary set forth above. Also in August 2008 in connection with his promotion to our Chief Operating Officer and in addition to any annual incentive bonuses paid to Mr. Wong pursuant to the Program, the Board approved an immediate cash bonus to Mr. Wong of $40,000, and additional cash bonuses of $75,000 to be paid to Mr. Wong on November 30, 2008 and July 31, 2009, subject to Mr. Wong being employed by us on such dates. Following fiscal 2008, the Board reviewed the achievement of the operating income goals for fiscal 2008 discussed above and determined that the operating income goal for the minimum percentage of base salary had not been achieved. However, due to the retention mechanism discussed above, Mr. Wong and Ms. Tillett received guaranteed annual incentive bonuses of $88,750 and $60,000, respectively. Fiscal 2008 bonus information for our named executive officers is also detailed in the Summary Compensation Table.

In August and November 2008, in connection with the promotions of Mr. Wong and Ms. Tillett and the hire of Mr. Goodman, Ms. Fabricant and Mr. Silny, respectively, the Board established minimum, midpoint and maximum percentages of base salary under the Program for fiscal 2009, as set forth below. The percentages of base salary under the Program for fiscal 2009 reflected below for Mr. Wong and Ms. Tillett include an upward adjustment by five percentage points in recognition of Mr. Wong’s and Ms. Tillett’s service as our Chief Operating Officer and our Executive Vice President, Store Operations, respectively, during the portion of fiscal 2008 following their promotions.

	Percentage of Base Salary
Name	Minimum	Midpoint	Maximum
John D. Goodman	50%	100%	150%
Emilia Fabricant	50%	75%	100%
Frederick G. Silny	35%	60%	100%
Edward Wong	40%	65%	105%
Sandra Tillett	30%	55%	85%

Equity Compensation. We provide equity compensation to our executive officers in the form of stock options, restricted stock, restricted stock units and performance share units. We use equity compensation to align the goals of our executive officers with the goals of our stockholders to create and enhance long-term stockholder value. As the exercise price per share of options we grant to our executive officers is equal to the NASDAQ closing price of our common stock on the date of grant, the options will only produce value if the price of our stock appreciates. Similarly, restricted stock, restricted stock units and performance share units increase in value as the price of our stock appreciates and in some cases are subject to the achievement of performance goals. The dependence of our equity awards on appreciating stock value and performance goals directly links the interests of our executive officers with those of stockholders.

Pursuant to the Program, the Black-Scholes value of each incumbent executive officer’s total equity compensation for each fiscal year is approximately equal to a percentage of such executive officer’s base salary for that fiscal year. This percentage is referred to as the Target Value and is approved by the Board or the Compensation Committee on an annual basis prior to the beginning of such fiscal year. While the Program establishes guidelines for Target Values in the form of a minimum, midpoint and maximum percentages of cash salary for each executive officer, the actual Target Value for each executive officer is determined by the Board or the Compensation Committee, in their sole discretion, and may vary from the guidelines based on prior years’ corporate and individual performance.

For each fiscal year, the equity compensation component is divided into three elements as follows:

•

30% of the Target Value is in the form of a non-qualified stock option approved prior to, and effective as of, the first business day of the fiscal year, subject to vesting in equal annual installments over a three-year period from the date of grant and expiring ten years from the effective date of grant;

•

30% of the Target Value is in the form of time-based restricted stock grants approved prior to, and effective as of, the first business day of the fiscal year and subject to vesting in equal annual installments over a three-year period from the date of grant; and

•	40% of the Target Value is in the form of performance-based restricted stock grants with the following award criteria:

Three-Year Total Stockholder Return, Charlotte Russe v. Peer Group (1)	Percentage Vested at Third Anniversary of the Date of Grant (2)
Less than the 25th Percentile	0%
25th Percentile	33 1/3%
50th Percentile	66 2/3%
75th Percentile or Greater	100%

(1)	The Three-Year Total Stockholder Return for any three consecutive fiscal years is defined as the change in market valuation from the first day of the first such fiscal year through the last day of the third such fiscal year, as determined in good faith by the Board or the Compensation Committee. For example, for fiscal 2008, the Three-Year Total Stockholder Return is measured from the first day of fiscal 2008 through the last day of fiscal 2010. For each fiscal year, Three-Year Total Stockholder Returns shall be calculated for each member of the applicable peer group and Charlotte Russe will be given a percentile ranking.
(2)	Percentage vested for Three-Year Total Stockholder Returns between the 25th and 75th percentile will be calculated on a linear scale from 33 1/3% to 100%.

Mr. Wong was the only executive officer with us as of the end of fiscal 2008 that participated in the equity compensation component of the Program during fiscal 2008, and the guidelines for determining the Target Value for his total equity compensation that were applicable in fiscal 2008 are set forth below. Ms. Tillett was promoted to an executive officer in August 2008, and began participating in the equity compensation component of the Program in fiscal 2009. As mentioned above, although Mr. Mogil was one of our named executive officers for fiscal 2008, he was not a participant in the Program. His compensation is detailed in the Summary Compensation Table.

	Percentage of Base Salary
Name	Minimum	Midpoint	Maximum
Edward Wong	50%	75%	125%

Equity grants made during fiscal 2008 to our named executives, pursuant to the Program and otherwise, are reflected in the Grants of Plan-Based Awards Table, and outstanding equity awards held by our named executive officers as of September 27, 2008 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table.

In August 2008, in connection with the promotions of Mr. Wong and Ms. Tillett, we revised the guidelines for determining the Target Value for the following executive officers’ total equity compensation that are applicable in fiscal 2009. The percentages of base salary under the Program for fiscal 2009 reflected below include an upward adjustment by 10 percentage points in recognition of Mr. Wong’s and Ms. Tillett’s service as our Chief Operating Officer and our Executive Vice President, Store Operations, respectively, during the portion of fiscal 2008 following their promotions.

	Percentage of Base Salary
Name	Minimum	Midpoint	Maximum
Edward Wong	75%	110%	160%
Sandra Tillett	60%	85%	135%

Pursuant to the Program, in September 2008, the Board, based on the recommendation of the Compensation Committee, approved fiscal 2009 stock option grants (with an exercise price of $10.55 per share), time-based restricted stock grants and performance-based restricted stock grants, effective as of September 29, 2008, to the named executive officers as follows.

Named Executive Officer	Title	Stock Options (#)	Time-Based Restricted Stock Grant (#)	Performance- Based Rest. Stock Grant (#)
Edward Wong	Chief Operating Officer	38,000	15,500	21,000
Sandra Tillett	Executive Vice President, Store Operations	20,000	8,500	11,500

In November 2008, in connection with his hire as our Chief Executive Officer, Mr. Goodman received a non-qualified stock option to purchase 200,000 shares of our common stock and restricted stock units covering 91,000 shares of our common stock. The exercise price per share of the stock option was $8.15. The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant. In addition, pursuant to his offer letter, Mr. Goodman is entitled to receive performance share units covering 53,500 shares of our common stock. Contingent on the satisfaction of performance goals to be established by our Compensation Committee and developed with Mr. Goodman’s input, and with a performance period of fiscal 2009, the shares subject to the performance share units will vest in equal yearly installments over a four-year period following the date of commencement of Mr. Goodman’s employment.

In November 2008, in connection with her hire as our President and Chief Merchandising Officer, Ms. Fabricant received an incentive stock option to purchase 128,500 shares of our common stock and restricted stock units covering 46,000 shares of our common stock. The exercise price per share of the stock option is $8.15. The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

In November 2008, in connection with his hire as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, Mr. Silny received a non-qualified stock option to purchase 173,500 shares of our common stock at an exercise price per share of $6.45. The shares subject to the stock option vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

Mr. Goodman, Ms. Fabricant and Mr. Silny will not be participating in the equity compensation component of the Program in fiscal 2009 due to their receipt of the new hire equity awards described above.

Other Benefits

Severance and Change in Control Payments. We have entered into employment agreements containing severance and change in control benefits with certain of our executive officers, the terms of which are described under the headings “Employment and Change in Control Agreements” and “Potential Payments Upon Termination or Change in Control”. We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

Employee Stock Purchase Plan. We have adopted an Employee Stock Purchase Plan, or the Purchase Plan, that allows all eligible employees to purchase shares of our common stock at the lower of: (i) 85% of the fair market value on the first day of a six month offering period; or (ii) 85% of the fair market value on the last date of such six-month purchase period, with the objective of allowing employees to profit when the value of our common stock increases over time.

Other Benefits. We provide benefits such as an opportunity to participate in our 401(k) savings/retirement plan, medical, dental and life insurance and disability coverage to all our employees, including our executive officers. We also provide personal paid time off and other paid holidays to all employees, including our executive officers, which are comparable to those provided at similar companies.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code generally prohibits us from deducting any compensation over $1 million per taxable year paid to any of our named executive officers unless such compensation is treated as “performance-based compensation” within the meaning of the Internal Revenue Code. The Compensation Committee considers the anticipated tax treatment to Charlotte Russe and the executive officers in its review and establishment of compensation programs and payments. The deductibility of some types of compensation payments can depend on the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the Compensation Committee’s control also can affect deductibility of compensation. For these and other reasons, the Compensation Committee has determined that, other than in connection with the Performance Program, it will not necessarily seek to limit executive compensation to that deductible under Section 162(m). The Compensation Committee will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation policies and as determined to be in the best interests of Charlotte Russe and its stockholders.

Summary Compensation Table (1)

The following table sets forth in summary form information concerning the compensation during the fiscal years 2008 and 2007 that we paid to, or was earned by, our Interim Chief Executive Officer and Chief Financial Officer, each of our other two most highly compensated executive officers earning greater than $100,000 during the fiscal year ended September 27, 2008 and four former executive officers who retired or resigned during the fiscal year. We refer to these officers in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)
Leonard H. Mogil (6)	2008	188,950	—	124,632	98,302	140,036	551,920
Former Interim Chief Executive Officer and Chief Financial Officer

Edward Wong (7)	2008	372,096	128,750	50,367	206,142	8,721	766,076
Chief Operating Officer	2007	313,462	—	—	259,690	4,058	577,210

Sandra Tillett (8)	2008	113,269	60,000	—	9,990	15,325	198,584
Executive Vice President, Store Operations

Mark A. Hoffman (9)	2008	871,057	—	160,776	560,784	57,384	1,650,001
Former President and Chief Executive Officer	2007	697,565	—	—	700,791	60,185	1,458,541

Patricia K. Johnson (10)	2008	376,987	—	—	416,814	2,003	795,804
Former Executive Vice President, Chief Financial Officer and Treasurer	2007	130,769	100,000	—	140,639	—	371,408

Patricia A. Shields (11)	2008	390,953	—	—	215,924	2,768	609,645
Former Executive Vice President, General Merchandise Manager	2007	336,539	—	—	265,086	92,898	694,523

Bernard Zeichner	2008	69,423	—	42,750	43,315	51,658	207,146
Former Chairman of the Board (12)	2007	90,385	—	—	84,416	72,444	247,245

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named executive officer which do not exceed $10,000 in the aggregate.
(2)	The amounts shown represent base salaries earned during the applicable fiscal year. Please note that some employees may not have been employed for the entire year, therefore, the salary amount shown in this column only represents the base salary that was paid during the time the employee was employed during the year.
(3)	The amounts shown represent discretionary bonuses earned during the applicable fiscal year.
(4)	The amounts shown are the compensation costs recognized by us in the applicable fiscal year related to awards of restricted stock made during the applicable fiscal year and in prior fiscal years that continued to vest during the applicable fiscal year, as prescribed under Financial Accounting Standard Board Statement No. 123R, or SFAS No. 123R. For a discussion of valuation assumptions, see Note 3, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K. Please refer to the “Compensation Discussion and Analysis” for further details regarding equity incentive compensation for our executive officers.
(5)	The amounts shown are the compensation costs recognized by us in the applicable fiscal year related to awards of stock options made during the applicable fiscal year and in prior fiscal years that continued to vest during the applicable fiscal year, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 3, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K. Please refer to the “Compensation Discussion and Analysis” for further details regarding equity incentive compensation for our executive officers.
(6)

Mr. Mogil was appointed as our Interim Chief Executive Officer in July 2008 and as our Interim Chief Financial Officer in August 2008 and ceased serving in those capacities in November 2008 concurrently with the hire of Mr. Goodman as our Chief Executive Officer and Mr. Silny as our Chief Financial Officer. Prior to his appointments as our Interim Chief Executive Officer and Chief Financial Officer, Mr. Mogil served as a non-employee director and received compensation during fiscal 2008 for such service. Salary amounts include $68,950 in non-employee director fees paid to Mr. Mogil during fiscal 2008, stock awards include $42,750 in compensation costs attributable to non-employee director restricted stock awards and option awards include $22,199 in compensation costs attributable to non-employee director stock option grants. All other compensation amounts for fiscal 2008 represent (i) automobile allowance of $6,875, (ii) relocation and housing allowance of $38,549 and (iii) reimbursement for personal income tax impact of these and other items of $94,612.

(7)	Mr. Wong was promoted to our Chief Operating Officer in August 2008. Bonus amounts represent a $40,000 promotion bonus and a guaranteed annual incentive bonus of $88,750 paid pursuant to the Program. All other compensation amounts for fiscal 2007 represent contributions made by us on behalf of Mr. Wong to our 401(k) Plan and other compensation of $4,058. All other compensation amounts for fiscal 2008 represent (i) reimbursement of legal fees of $5,000 and (ii) contributions made by us on behalf of Mr. Wong to our 401(k) Plan of $3,721.
(8)	Ms. Tillett joined us in May 2008 as our Senior Vice President, Store Operations and was promoted to our Executive Vice President, Store Operations in August 2008. Bonus amounts represent a guaranteed annual incentive bonus of $60,000 paid pursuant to the Program. All other compensation amounts for fiscal 2008 represent a lease buyout of her previous residence of $15,325.
(9)	Mr. Hoffman retired in July 2008. All other compensation amounts for fiscal 2007 represent (i) life insurance premium reimbursement of $25,000, (ii) automobile allowance of $15,000, (iii) reimbursement for personal income tax impact of these items of $17,372 and (iv) contributions made by us on behalf of Mr. Hoffman to our 401(k) Plan of $2,813. All other compensation amounts for fiscal 2008 represent (i) life insurance premium reimbursement of $25,000, (ii) automobile allowance of $12,692, (iii) reimbursement for personal income tax impact of these items of $17,372 and (iv) contributions made by us on behalf of Mr. Hoffman to our 401(k) Plan of $2,320.
(10)	Ms. Johnson resigned in August 2008. All other compensation amounts for fiscal 2008 represent contributions made by us on behalf of Ms. Johnson to our 401(k) Plan of $2,003.
(11)	Ms. Shields resigned in August 2008. All other compensation amounts for fiscal 2007 represent (i) relocation costs of $62,411, (ii) reimbursement for the personal income tax impact of that item of $26,747, and (iii) contributions made by us on behalf of Ms. Shields to our 401(k) Plan and other items of $3,740. All other compensation amounts for fiscal 2008 represent contributions made by us on behalf of Ms. Shields to our 401(k) Plan of $2,768.
(12)	Mr. Zeichner retired in June 2008. All other compensation amounts for fiscal 2007 amounts represent (i) life insurance premium reimbursement of $23,942, (ii) value of an automobile leased by us for Mr. Zeichner’s use of $22,761, (iii) reimbursement for personal income tax impact of these items of $24,837 and (iv) contributions made by us on behalf of Mr. Zeichner to our 401(k) Plan of $904. All other compensation amounts for fiscal 2008 amounts represent (i) life insurance premium reimbursement of $23,942, (ii) automobile allowance of $10,385, (iii) reimbursement for personal income tax impact of these items of $16,637 and (iv) contributions made by us on behalf of Mr. Zeichner to our 401(k) Plan of $694.

Post-Employment Compensation

Employment and Change in Control Agreements

In July 2008, Mr. Hoffman retired as our President and Chief Executive Officer and a director. In connection with his retirement, we entered into a severance agreement and release with Mr. Hoffman that provided for continuation of his base salary at the time of retirement for one year following his separation, subject to delays required to avoid negative tax consequences under Section 409A of the Internal Revenue Code. Mr. Hoffman also received a one-time lump sum cash payment of $186,875 and was reimbursed up to $18,000 in cash for professional fees incurred by Mr. Hoffman in connection with the severance agreement. In addition, Mr. Hoffman was entitled to receive medical insurance coverage commensurate with that provided under our previous Retirement Benefit Program, a copy of which was filed with our Annual Report on Form 10-K for the fiscal year ended September 29, 2007, subject to set off against medical coverage provided by future employers. Vesting of stock options to purchase 33,667 shares of our common stock held by Mr. Hoffman was accelerated in full and the exercisability of Mr. Hoffman’s vested stock options was extended through March 16, 2009. Vesting was also accelerated in full with respect to 6,000 shares of restricted stock held by Mr. Hoffman.

In connection with Mr. Hoffman’s retirement, Mr. Mogil was appointed as our Interim Chief Executive Officer and we entered into an employment agreement with Mr. Mogil in July 2008. Mr. Mogil’s employment agreement provided for an annual base salary of $780,000. In connection with his appointment, Mr. Mogil received stock options to purchase 87,500 shares of our common stock at an exercise price of $13.46 (the NASDAQ closing price of our common stock on the date of grant), vesting monthly in equal installments over a 12-month period and exercisable following termination of employment for the longer of (i) three months and (ii) the period that Mr. Mogil continues to serve as a director and the applicable period following cessation as a director as applies to the grant of options to non-employee directors. Mr. Mogil also received restricted stock covering 36,500 shares of our common stock and vesting monthly in equal installments over a 12-month period. Upon termination by us without cause before the six-month anniversary of Mr. Mogil’s start date and subject to release of claims, Mr. Mogil was entitled to receive (i) salary per the employment agreement, at regular pay cycle intervals, through the six-month anniversary of the start date; (ii) accelerated vesting of that portion of the stock options described above that would have vested as of the end of the six-month anniversary of the start date; and (iii) accelerated vesting of that portion of shares of restricted stock described above that would have vested as of the end of the six-month anniversary of the start date. Mr. Mogil was also entitled to benefits, including a housing allowance, car allowance and travel expenses, in addition to certain tax equalization payments (on a grossed-up basis). In August 2008, in connection with the resignations of Ms. Johnson and Ms. Shields, Mr. Mogil was also appointed as our Interim Chief Financial Officer, but did not receive any additional compensation in connection with such appointment.

In August 2008 in connection with his promotion to our Chief Operating Officer, we amended Mr. Wong’s employment agreement to reflect his new title, increase his annual base salary to $500,000 and provide for an immediate cash bonus of $40,000 to be paid to Mr. Wong, and for additional cash bonuses of $75,000 to be paid to Mr. Wong on November 30, 2008 and July 31, 2009, subject to Mr. Wong being employed by us on such dates. Mr. Wong’s agreement further provides that, upon termination by us without cause, we will continue to pay his base salary for a period of 12 months following such termination, subject to any required delays pursuant to Section 409A of the Internal Revenue Code, provided certain conditions are met and subject to reduction due to interim earnings during the severance period or cessation in the event of obtaining new employment of equal or higher compensation prior to the end of the severance period.

In September 2008 in connection with her promotion to our Executive Vice President, Store Operations, we amended and restated Ms. Tillett’s employment agreement to provide for an annual base salary of $350,000 and clarify Ms. Tillett’s participation in the Program for fiscal 2008 with respect to cash incentive bonuses and her guaranteed minimum bonus under the Program for fiscal 2008 of $60,000. Ms. Tillett is also entitled to reimbursement of relocation expenses of up to $25,000 and previously received a payment of $15,325 relating to a lease buyout of her previous residence. Ms. Tillett’s agreement also provides that, upon termination by us without cause, we will continue to pay her base salary for a period of 12 months following such termination, subject to any required delays pursuant to Section 409A of the Internal Revenue Code, provided certain conditions are met and subject to reduction due to interim earnings during the severance period or cessation in the event of obtaining new employment of equal or higher compensation prior to the end of the severance period.

In November 2008, we appointed Mr. Goodman as our Chief Executive Officer, Ms. Fabricant as our President and Chief Merchandising Officer and Mr. Silny as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. In connection with their hire, we entered into offer letters with Mr. Goodman, Ms. Fabricant and

Mr. Silny that provide for annual base salaries of $900,000, $600,000 and $400,000, respectively, which may not be decreased, except for decreases in base salary consistent with decreases applicable to all of our executive officers that occur after fiscal year 2009. Mr. Goodman, Ms. Fabricant and Mr. Silny also received signing bonuses of $285,000, $210,000 and $160,000, respectively, which vest monthly during the 12 months following commencement of employment and are subject to repayment of any unvested portion if the executive officer is terminated for cause or terminates his or her employment without good reason. The offer letters also provide for the executive officers to participate in the Program for fiscal 2009 with respect to cash incentive bonuses, which currently provides for annual cash incentive bonus targets for Mr. Goodman, Ms. Fabricant and Mr. Silny as follows: 50%, 100% and 150%; 50%, 75% and 100%; and 35%, 60% and 100%, respectively (as a minimum, midpoint and maximum percentage of annual base salary). Each executive officer will also be reimbursed for moving-related expenses (and eligible to receive an additional tax gross-up payment to the extent such reimbursement is taxable), subject to a $100,000 limitation in the case of Mr. Silny. If any of the executive officers’ employment is terminated without cause, or the executive officer terminates employment for good reason, the executive officer is entitled to (i) 24 months (12 months in the case of Mr. Silny) of continued payment of his or her annual base salary in effect at the time of termination, (ii) a pro-rated bonus for the fiscal year in which the termination occurs equal to the bonus that would have been paid had the executive officer remained employed through the time such bonus is paid out, multiplied by a fraction equal to the number of days elapsed since the commencement of the applicable fiscal year (as of the date of termination) divided by 360, and all the earned, but unpaid bonuses with respect to the fiscal years preceding the fiscal year of termination, (iii) an extension of the post termination exercise period for vested stock options to six months and (iv) the provision of continued health insurance benefits for 24 months (12 months in the case of Mr. Silny) post termination, in each case provided certain conditions are met and subject to reduction due to interim earnings during the severance period or cessation in the event of obtaining new employment of equal or higher compensation prior to the end of the severance period. Commencing in fiscal 2010, Mr. Goodman, Ms. Fabricant and Mr. Silny will be eligible to participate in the Program with respect to equity awards. The shares of our common stock subject to the awards granted, or to be granted, to Mr. Goodman, Ms. Fabricant and Mr. Silny and described in “Compensation Discussion and Analysis” will immediately vest and become fully exercisable upon a change of control, provided that, in the case of the performance share units to be granted to Mr. Goodman, the applicable performance goals have been met.

Mr. Mogil ceased serving as our Interim Chief Financial Officer concurrent with Mr. Silny’s commencement of employment and ceased serving as our Interim Chief Executive Officer concurrent with Mr. Goodman’s commencement of employment. In connection with his cessation of such service, Mr. Mogil received the severance benefits described above and the Board approved continued payment of his housing allowance, car allowance and travel expenses, including applicable tax gross-ups, on the terms provided in his employment agreement through the six-month anniversary of his start date.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments to our named executive officers upon various termination or change in control events assuming such events occurred as of September 27, 2008.

Name	Benefit	Termination Without Cause (1)(2)(3)($)	Change in Control (4)(5)($)
Leonard H. Mogil	Cash Severance	260,000	—
	Vesting Acceleration	245,645	347,970

Edward Wong	Cash Severance	500,000	—
	Vesting Acceleration	—	137,280

Sandra Tillett	Cash Severance	350,000	—
	Vesting Acceleration	—	—

(1)	The amounts reflected as cash severance would be paid over a 12-month period, except that Mr. Mogil would have been paid over the remainder of the six-month period since his hire date.
(2)	Amounts shown for option awards represent the value of unvested options that would have accelerated on September 27, 2008 in connection with a termination without cause based on the difference between the market value of our common stock on that date and the exercise price of the respective options.
(3)	Amounts shown for restricted stock awards represent the value of unvested restricted stock that would have accelerated on September 27, 2008 in connection with termination without cause based on the market value of our common stock on that date.
(4)	Amounts shown for option awards represent the value of unvested options that would have accelerated on September 27, 2008 in connection with a change in control based on the difference between the market value of our common stock on that date and the exercise price of the respective options.
(5)	Amounts shown for restricted stock awards represent the value of unvested restricted stock that would have accelerated on September 27, 2008 in connection with a change in control based on the market value of our common stock on that date.

Grants of Plan Based Awards

We grant equity awards to our executive officers under our 1999 Equity Incentive Plan, or the 1999 Plan. As of January 5, 2009, options to purchase a total of 1,688,401 shares were outstanding under the 1999 Plan and a preceding plan, restricted stock covering a total of 109,209 shares was outstanding under the 1999 Plan, restricted stock units covering a total of 137,000 shares were outstanding and a total of 172,008 shares remained available for grant under the 1999 Plan. All stock options granted to our executive officers prior to fiscal 2008 are non-qualified stock options, however, Ms. Fabricant received incentive stock options in fiscal 2009. Generally, for fiscal 2007 and prior, the shares subject to options granted to our executive officers vest in equal yearly installments over a five-year period following the date of grant. For fiscal 2008 and thereafter, shares subject to options and restricted stock granted to our executive officers generally vest in accordance with the Program, which is discussed in detail in “Compensation Discussion and Analysis,” and shares subject to restricted stock units and performance share units granted, or to be granted, to our executive officers generally vest in equal yearly installments over a three-year period and upon the accomplishment of specified performance goals, respectively. Options expire ten years from the date of grant. The exercise price per share of each option granted to our executive officers was equal to the fair market value of our common stock on the date of the grant. Pursuant to the 1999 Plan, the fair market value of our common stock on a given date is deemed to be equal to the closing sales price for such stock as reported on the NASDAQ Stock Market on the date of the grant.

The following table provides information related to grants of plan-based awards to the named executive officers during the fiscal year ended September 27, 2008:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Maximum (#)
Leonard H. Mogil	02/13/08	—	—	—	—	—	3,000	6,500	19.00	92,792
	07/21/08	—	—	—	—	—	36,500	87,500	13.46	899,784
Edward Wong	10/01/07	88,750	177,500	284,000	1,750	7,000	12,000	5,000	15.40	142,858
Sandra Tillett	06/02/08	60,000	90,000	135,000	—	—	—	10,000	17.80	54,867
Mark A. Hoffman	10/01/07	367,500	551,250	735,000	6,000	24,000	18,000	41,000	15.40	502,214
Patricia K. Johnson	10/01/07	101,250	202,500	324,000	2,000	8,000	6,000	13,500	15.40	166,490
Patricia A. Shields	10/01/07	101,250	202,500	324,000	2,000	8,000	6,000	13,500	15.40	166,490
Bernard Zeichner	02/13/08	—	—	—	—	—	3,000	6,500	19.00	93,791

(1)	The amounts represent the threshold, target and maximum annual incentive payments under the Program for fiscal 2008. The actual amount earned, if any, is disclosed in the “Summary Compensation Table.”
(2)	The amounts represent the threshold and maximum number of shares subject to performance-based restricted stock grants under the Program for fiscal 2008 that will vest upon satisfaction of performance goals.
(3)	This column sets forth the full grant date fair value of each stock and option award granted in fiscal 2008 that is reported in the table, as calculated under SFAS No. 123R. For a discussion of valuation assumptions, see Note 3, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding all outstanding equity awards held by each of the named executive officers as of September 27, 2008.

Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable (1)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Pay Out Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Leonard H. Mogil	8/1/01	10,000	—	22.10	8/1/11	—	—	—	—
	2/14/07	7,700	—	29.75	2/14/17	—	—	—	—
	2/13/08	—	6,500	19.00	2/13/18	—	—	—	—
	7/21/08	14,583	72,919	13.46	7/21/18	—	—	—	—

Edward Wong	12/11/03	—	2,000	14.10	12/11/13	—	—	—	—
	2/4/05	—	6,000	10.57	2/4/15	—	—	—	—
	8/9/05	12,000	8,000	14.35	8/9/15	—	—	—	—
	8/9/06	20,000	30,000	25.57	8/9/16	—	—	—	—
	10/1/07	—	12,000	15.40	10/1/17	5,000	57,200	7,000	80,080

Sandra Tillett	6/2/08	—	10,000	17.80	6/2/18	—	—	—	—

Mark A. Hoffman	9/26/02	4,000	—	10.18	3/16/09	—	—	—	—
	7/9/03	60,000	—	11.38	3/16/09	—	—	—	—
	8/9/05	40,000	40,000	14.35	3/16/09	—	—	—	—
	9/21/06	20,000	—	25.89	3/16/09	—	—	—	—
	10/1/07	13,667	—	25.89	3/16/09	—	—	—	—

Patricia K. Johnson	6/1/07	16,000	—	28.52	11/14/08	—	—	—	—

Patricia A. Shields	8/22/05	3,000	—	13.40	11/14/08	—	—	—	—
	8/9/06	24,000	—	25.57	11/14/08	—	—	—	—

Bernard Zeichner	—	—	—	—	—	—	—	—	—

(1)	Each of the option awards issued prior to fiscal 2008 vest in equal yearly installments over five years from the date of grant. Option awards issued during fiscal 2008 and in subsequent years vest in equal yearly installments over three years from the date of the grant.
(2)	Restricted stock awards issued during fiscal 2008 and in subsequent years vest in equal yearly installments over three years from the date of the grant, except for performance-based restricted stock, which vests at the end of the three-year period covered by the performance criteria.

Option Exercises and Stock Vested

The following table provides information regarding the number of shares of our common stock acquired and the value realized pursuant to the exercise of stock options and the vesting of restricted stock during fiscal 2008 by each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)($)
Leonard H. Mogil	—	—	6,083	71,445
Edward Wong	13,000	101,123	—	—
Sandra Tillett	—	—	—	—
Mark A. Hoffman	—	—	6,000	80,760
Patricia K. Johnson	—	—	—	—
Patricia A. Shields	—	—	—	—
Bernard Zeichner	—	—	—	—

(1)	The value realized is equal to the difference between the option price and the closing price of our common stock on the date of the exercise, multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction.
(2)	The value realized is equal to the number of shares of common stock that have vested multiplied by the closing price of our common stock on the date of vesting, without taking into account any taxes that may be payable in connection with the vesting.

Pension, Deferred Compensation and Long-Term Incentive Plans

We have no pension plans, nonqualified deferred compensation plans or long-term incentive plans.

Director Compensation

In February 2008, we amended our non-employee director compensation policy to provide each of our non-employee directors cash compensation in the form of an annual retainer of $30,000. In addition, the Chairman of the Audit Committee receives an additional annual retainer of $12,000, and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional annual retainer of $6,000. Each non-employee director also receives $1,500 for each in-person Board of Directors meeting attended and $750 for each telephonic Board of Directors meeting attended. In addition, each member of the Audit Committee receives $2,000 for each in-person or telephonic Audit Committee meeting attended, and each member of the Compensation Committee and the Nominating and Corporate Governance Committee receives $1,500 for each in-person or telephonic committee meeting attended. In June 2008, we further amended our non-employee director compensation policy to provide that the Chairman of our Board of Directors receives an annual retainer of $150,000, the Chairman of the Business Strategy and Finance Committee receives an additional annual retainer of $6,000 and each non-employee director receives $1,500 for each in-person or telephonic Business Strategy and Finance Committee meeting attended. Finally, in September 2008, we further amended our non-employee director compensation policy to provide that each non-employee director receives $1,500 for each in-person or telephonic Human Resources Strategy Committee or Search Committee meeting attended. We also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board and for educational expenses that are related to duties as our directors. Any non-employee director may waive his or her director fees. All fees are paid quarterly and expenses are reimbursed as incurred.

Each of our non-employee directors also receives stock option grants and restricted stock under the 1999 Plan, or any successor plan thereto. Any non-employee director may waive his or her director equity awards. Stock options granted to our non-employee directors under the 1999 Plan are intended by us not to qualify as incentive stock options under the Internal Revenue Code. Each person who becomes a non-employee director receives, upon his or her election or appointment, an initial stock option grant to purchase a number of shares of our common stock equal to $27,500 divided by the Black-Scholes value of a stock option covering a single share of our common stock (based upon the NASDAQ closing price of our common stock on the date of grant), rounded to the nearest 500 shares, and restricted stock covering a number of shares of our common stock equal to $27,500 divided by the NASDAQ closing price of our common stock on the date of grant, rounded to the nearest 500 shares. These grants are collectively referred to as initial grants. In addition, each non-employee director receives, upon the date of each of our annual meetings of stockholders, an annual stock option grant to purchase a number of shares of our common stock equal to $55,000 divided by the Black-Scholes value of a stock option covering a single share of our common stock (based upon the NASDAQ closing price of our common stock on the date of grant), rounded to the nearest 500 shares, and restricted stock covering a number of shares of our common stock equal to $55,000 divided by the NASDAQ closing price of our common stock on the date of grant, rounded to the nearest 500 shares. These grants are collectively referred to as annual grants. If a person who is first elected as a non-employee director after January 1, 2008 has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders, then the number of shares subject to each such annual grant shall be reduced to the number obtained by multiplying the number that would otherwise be subject to each such annual grant by a fraction, the numerator of which is the number of full one-month periods between the date of such person’s initial appointment or election to our Board of Directors and the date of such annual meeting of stockholders and the denominator of which is 12.

The exercise price of the stock options granted to our non-employee directors is equal to 100% of the fair market value of our common stock on the date of grant. Initial grants vest in equal yearly installments over a three-year period following the date of grant. Annual grants fully vest one year from the date of grant. In the event of a change in our control, all initial and annual grants become vested in full and fully exercisable, as applicable. The term of stock options included in the initial and annual grants may not exceed ten years.

There is no other form of compensation provided to the Board of Directors.

If a non-employee director’s service relationship with us, or any affiliate of ours, ceases for any reason other than cause, the non-employee director, or his or her beneficiary in the event of death, may exercise any vested options up to 12 months after the date of cessation of service.

The following table sets forth, in summary form, information concerning the compensation that we paid or awarded during the fiscal year ended September 27, 2008 to each of our non-employee directors:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)(4)	Option Awards ($) (5)(6)(7)	Total ($)
Michael J. Blitzer	85,500	57,000	64,992	207,492
Paul R. Del Rossi	90,000	57,000	22,199	166,199
Herbert J. Kleinberger	124,800	57,000	48,227	225,027
Jennifer C. Salopek	214,500	57,000	35,972	307,472

(1)	Prior to his appointment as our Interim Chief Executive Officer and Chief Financial Officer in July 2008, Mr. Mogil received compensation during the fiscal year ended September 27, 2008 in his capacity as a non-employee director, which is included in the Summary Compensation Table.
(2)	The amounts shown are the compensation costs recognized by us in fiscal 2008 related to grants of restricted stock made during fiscal 2008, as prescribed under SFAS No. 123R. The amounts were calculated based upon the NASDAQ closing price of our common stock of $19.00 on the date of the grant.
(3)	The following table sets forth the full grant date fair value of each stock award granted in fiscal 2008 that is reported in this column, as calculated under SFAS No. 123R. The amounts were calculated based upon the NASDAQ closing price of our common stock of $19.00 on the date of the grant.

Name	Date of Stock Awards	Number of Shares of Stock Underlying Stock Awards (#)	Grant Date Fair Value of Stock Awards ($)
Michael J. Blitzer	2/13/08	3,000	57,000
Paul R. Del Rossi	2/13/08	3,000	57,000
Herbert J. Kleinberger	2/13/08	3,000	57,000
Jennifer C. Salopek	2/13/08	3,000	57,000

(4)	The aggregate number of shares subject to stock awards as of September 27, 2008 was 3,000 for each of Mr. Blitzer, Mr. Del Rossi, Mr. Kleinberger and Ms. Salopek.
(5)	The amounts shown are the compensation costs recognized by us in fiscal 2008 related to grants of stock options made during fiscal 2008 and in prior years that continued to vest during fiscal 2008, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 3, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K.
(6)	The following table sets forth the full grant date fair value of each option award granted in fiscal 2008 that is reported in this column, as calculated under SFAS No. 123R. For a discussion of valuation assumptions, see Note 3, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K.

Name	Date of Option Awards	Number of Shares of Stock Underlying Options (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($)
Michael J. Blitzer	2/13/08	6,500	19.00	35,792
Paul R. Del Rossi	2/13/08	6,500	19.00	35,792
Herbert J. Kleinberger	10/24/07	10,000	14.48	51,508
	2/13/08	6,500	19.00	35,792
Jennifer C. Salopek	2/13/08	6,500	19.00	35,792

(7)	The aggregate number of shares subject to option awards as of September 27, 2008 was 19,500, 19,300, 16,500 and 21,600 for Mr. Blitzer, Mr. Del Rossi, Mr. Kleinberger and Ms. Salopek, respectively.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Blitzer, Del Rossi and Kleinberger. No member of the Compensation Committee has ever been an officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Charlotte Russe under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee

Paul R. Del Rossi, Chairman

Michael J. Blitzer

Herbert J. Kleinberger

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table provides information regarding the beneficial ownership of our common stock as of January 5, 2009 by: (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D, 13G or, to the extent more recent, 13F, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 20,999,870 shares outstanding on January 5, 2009, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, restricted stock units or warrants that are either immediately exercisable or exercisable on March 7, 2009, which is 60 days after January 5, 2009. These shares are deemed to be outstanding and beneficially owned by the person holding those options, restricted stock units or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Barclays Global Investors, NA. (2)	1,738,194	8.3%
FMR LLC (3)	1,303,894	6.2%
KarpReilly LLC (4)	1,172,162	5.6%
Paradigm Capital Management, Inc. (5)	1,115,400	5.3%
Mark A. Hoffman (6)	173,667	*
Edward Wong (7)	93,061	*
Leonard H. Mogil (8)	90,200	*
Sandra Tillett (9)	20,000	*
Paul R. Del Rossi (10)	23,800	*
Jennifer C. Salopek (11)	22,100	*
Michael J. Blitzer (12)	13,458	*
Herbert J. Kleinberger (13)	12,833	*
Patricia K. Johnson (14)	5,000	*
Patricia A. Shields (15)	1,000	*
John D. Goodman (16)	—	*
Emilia Fabricant (17)	—	*
Bernard Zeichner (18)	—	*

All directors, nominees and executive officers as a group (11 persons) (19)	455,119	2.1%

*	Less than one percent.
(1)	Except as otherwise noted above, the address for each person or entity listed in the table is c/o Charlotte Russe Holding, Inc., 4645 Morena Boulevard, San Diego, California 92117.
(2)	The address for Barclays Global Investors NA. is 45 Fremont Street, San Francisco, CA 94105.
(3)	The address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.
(4)	The address for KarpReilly LLC is 104 Field Point Road, Greenwich, CT 06830.
(5)	The address for Paradigm Capital Management, Inc. is 9 Elk Street, Albany, NY 12207.
(6)	Mr. Hoffman retired in July 2008. Includes 137,667 shares of common stock subject to options exercisable within 60 days of January 5, 2009.
(7)	Includes 41,000 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 46,834 shares of unvested restricted common stock.
(8)	Includes 67,950 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 3,000 shares of unvested restricted common stock.

(9)	Ms. Tillett joined us in May 2008. Includes 20,000 shares of unvested restricted common stock.
(10)	Includes 19,300 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 3,000 shares of unvested restricted common stock.
(11)	Includes 19,100 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 3,000 shares of unvested restricted common stock.
(12)	Includes 10,458 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 3,000 shares of unvested restricted common stock.
(13)	Includes 9,833 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 3,000 shares of unvested restricted common stock.
(14)	Ms. Johnson resigned in August 2008.
(15)	Ms. Shields resigned in August 2008.
(16)	Mr. Goodman joined us in November 2008.
(17)	Ms. Fabricant joined us in November 2008.
(18)	Mr. Zeichner retired in June 2008.
(19)	Includes 305,308 shares of common stock subject to options exercisable within 60 days of January 5, 2009 and 81,834 shares of unvested restricted common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The shares disclosed in column “(c)” in the schedule below include 164,772 shares of common stock issuable under our 1999 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,054,251	$17.74	1,060,180
Equity compensation plans not approved by security holders	—	—	—

Total	1,054,251	$17.74	1,060,180

Please see Note 3 in the notes to the consolidated financial statements for more information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures with Respect to Related Party Transactions

Our Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is our preference to avoid related party transactions.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions for which such approval is required under applicable law, including SEC rules and NASDAQ listing standards. A related party transaction includes any transaction, arrangement or relationship involving an amount that exceeds $120,000 in which Charlotte Russe is a participant and in which any of the following persons has or will have a direct or indirect interest: any executive officer, director, or more than 5% stockholder of Charlotte Russe, including any of their immediate family members, and any entity owned or controlled by such persons.

In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Business Conduct and Ethics and Code of Ethics for Financial Employees. Under our Code of Business Conduct and Ethics and Code of Ethics for Financial Employees, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest.

Certain Transactions

We have entered, and intend to continue to enter, into indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Board Independence

As required under NASDAQ Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the board. Our Board of Directors consults with our counsel to ensure that the Board of Director’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NASDAQ listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Charlotte Russe, our senior management and our independent auditors, our Board of Directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Blitzer, Del Rossi, Kleinberger and Mogil and Ms. Salopek. In making this determination, our Board of Directors found that none of these directors had a material or other disqualifying relationship with the Company, and noted that, in accordance with NASDAQ listing standards, Mr. Mogil’s previous employment as our Interim Chief Executive Officer and Chief Financial Officer did not spoil his independence as his employment with us as an executive officer lasted less than one year. Mr. Goodman, our Chief Executive Officer and Ms. Fabricant, our President and Chief Merchandising Officer, are not independent directors by virtue of their employment with us. As required under applicable NASDAQ listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are comprised entirely of directors determined by the Board of Directors to be independent within the meaning of the applicable NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Ernst & Young LLP for the fiscal years ended September 27, 2008 and September 29, 2007. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
	September 27, 2008	September 29, 2007
Audit Fees (1)	$763,421	$708,040
Audit-related Fees	75,086	—
Tax Fees (2)	14,000	15,229
All Other Fees	—	—

Total Fees	$852,507	$723,269

(1)	Represents fees for services rendered for the audit and/or reviews of our financial statements. Also includes fees for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g., comfort letters and consents), and assistance in responding to SEC comment letters.
(2)	Represents fees for preparation of the Puerto Rico tax return.

Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee or its delegate pre-approved all of the audit and non-audit services provided by our independent auditors in fiscal 2007 and 2008.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 23rd day of January, 2009.

CHARLOTTE RUSSE HOLDING, INC.

/s/ JOHN D. GOODMAN
John D. Goodman
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1 (1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.