Form 10-Q
period 2008-12-27
CHARLOTTE RUSSE HOLDING INC
filed 2009-02-02
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of January 27, 2009 was 20,999,870.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 27, 2008	September 27, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$54,905,064	$45,462,083
Inventories	46,519,115	62,986,139
Landlord allowances receivable	953,808	6,920,100
Deferred tax assets	7,479,012	7,479,012
Other current assets	10,556,347	7,727,668

Total current assets	120,413,346	130,575,002
Fixed assets, net	217,530,402	224,346,059
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	3,702,127	3,958,197
Other long-term assets	1,367,203	1,006,203

Total assets	$371,803,078	$388,675,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$29,685,536	$39,753,574
Accounts payable, other	5,856,399	14,974,051
Accrued payroll and related expense	5,938,861	8,049,185
Sales taxes payable	4,159,136	2,654,624
Other current liabilities	15,875,819	9,289,175

Total current liabilities	61,515,751	74,720,609
Deferred rent	117,364,927	118,604,954
Other liabilities	2,099,878	2,099,878

Total liabilities	180,980,556	195,425,441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares 20,897,305 and 20,871,389 at December 27, 2008 and September 27, 2008, respectively	208,973	208,714
Additional paid-in capital	65,004,285	64,520,843
Retained earnings	125,609,264	128,520,463

Total stockholders’ equity	190,822,522	193,250,020

Total liabilities and stockholders’ equity	$371,803,078	$388,675,461

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Net sales	$240,681,792	$238,218,744
Cost of goods sold, including buying, distribution and occupancy costs	190,629,236	171,032,948

Gross profit	50,052,556	67,185,796
Selling, general and administrative expenses	54,927,914	45,047,579

Operating (loss) income	(4,875,358)	22,138,217
Other income:
Interest income, net	157,046	953,480

Total other income	157,046	953,480

(Loss) income before income taxes	(4,718,312)	23,091,697
Income tax (benefit) expense	(1,807,113)	9,098,129

Net (loss) income	$(2,911,199)	$13,993,568

(Loss) earnings per share
Basic	$(0.14)	$0.56

Diluted	$(0.14)	$0.56

Weighted average shares outstanding:
Basic	20,891,237	24,887,068

Diluted	20,891,237	25,014,866

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Operating Activities
Net (loss) income	$(2,911,199)	$13,993,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,154,999	10,821,055
Amortization of construction allowances	(3,494,425)	(3,581,262)
Stock based compensation	739,771	628,245
Deferred rent	623,279	408,097
Loss on disposal of assets	—	20,364
Deferred income taxes	—	(830,000)
Changes in operating assets and liabilities:
Inventories	16,467,024	12,788,255
Prepaid rent	—	(687,966)
Landlord allowance receivable	5,966,293	3,764,059
Other current assets	(2,828,678)	2,156,940
Accounts payable, trade	(10,068,037)	(1,671,572)
Accounts payable, other	(9,117,652)	(3,128,932)
Accrued payroll and related expense	(2,110,324)	(836,301)
Income and sales taxes payable	1,504,511	9,145,518
Long term contracts	129,598	45,134
Landlord construction allowances	1,631,118	1,864,449
Other assets	(500,000)	—
Other liabilities	6,586,644	6,735,726

Net cash provided by operating activities	13,772,922	51,635,377

Investing Activities
Purchases of fixed assets	(4,327,209)	(5,165,735)
(Purchases) sales of other assets	(2,732)	5,593

Net cash used in investing activities	(4,329,941)	(5,160,142)

Financing Activities
Proceeds from issuance of common stock	—	15,559

Net cash provided by financing activities	—	15,559

Net increase in cash and cash equivalents	9,442,981	46,490,794
Cash and cash equivalents at beginning of the period	45,462,083	68,212,148

Cash and cash equivalents at end of the period	$54,905,064	$114,702,942

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 27, 2008. Certain amounts have been reclassified in prior periods to conform to the current period presentation.

Due to the seasonal nature of the Company’s business, the results of operations for the three month period ended December 27, 2008 are not necessarily indicative of the results of a full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the footnotes for the fiscal year ended September 27, 2008 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 9, 2008, and the Company’s amended Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on January 26, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates include assessing the valuation of stock-based compensation, recognition of revenues, sales allowances, the valuation of inventories and long-lived assets, including goodwill, income tax and liabilities associated with employee benefit costs, among others. Actual results could differ from those estimates.

During the first quarter of fiscal 2009, the Company concluded that events had occurred and circumstances had changed, which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace has on management’s expectations for future revenues. As a result, the Company performed an interim assessment of goodwill for impairment. Unless these indicators improve, it is likely the Company will be required to perform an interim impairment analysis in future quarters. The goodwill impairment test is a two-step impairment test. In the first step, the Company compares its fair value to its carrying value. The Company determines the fair value based on a weighting of (1) a discounted cash flow analysis and (2) a market multiple and comparable transaction methodology under the market approach. If the carrying value of the net assets exceeds the fair value, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities based on fair value and determining the fair value of the goodwill based upon the residual of the summed, identified tangible and intangible assets and liabilities.

Included in the interim testing was a review of the fair market value of the Company as compared to the carrying value of its assets using a discounted cash flow model. The significant factors and assumptions the Company used in its discounted cash flow analysis included: earnings before interest, taxes, depreciation and

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

amortization (“EBITDA”), the discount rate used to calculate the present value of future cash flows and future capital expenditures. EBITDA assumptions included sales growth assumptions based on the Company’s historical sales trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. The Company’s assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s actual sales trends, gross margin, selling, general and administrative expenses and the length of the current retail market downturn, vary significantly from its forecasts, the Company may be required to perform a step two analysis in the future that could expose the Company to material impairment charges in the future.

The Company also considered as an indicator of fair market value its total market capitalization based on the trading price of its common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of the Company’s assets did not exceed its total market capitalization during any period prior to the first quarter of fiscal 2009, management concluded that it was appropriate to place more reliance on fair market value as calculated by the Company’s discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. Management’s continued reliance on its discounted cash flow model may not be appropriate in the future if the Company’s total market capitalization continues to be less than the carrying value of the Company’s net assets, which could require a step two analysis to be performed that could expose the Company to material impairment charges in the future.

Adoption of Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008 for financial statements presented in conformity with GAAP. The Company adopted this statement effective November 15, 2008. There was no material financial statement impact as a result of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement for financial assets and liabilities measured at fair value effective September 28, 2008. There was no material financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 4 for more information.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company adopted this statement effective October 10, 2008. There was no material financial statement impact as a result of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective September 28, 2008. During the first quarter of fiscal 2009, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

2. Stock-Based Compensation

Stock Plan Activity

Under the Company’s 1999 Equity Incentive Plan (the “Plan”), the Company grants to some of its employees and non-employee directors, restricted stock, restricted stock units, performance stock units and stock options to purchase common stock at prices equal to or greater than the market value of the common stock on the date of grant. Options issued prior to fiscal 2008 generally vest ratably each year over five years and expire after 10 years. Restricted stock, restricted stock units and options issued beginning in fiscal 2008 generally vest ratably each year over three years and options expire after 10 years.

In the first quarter of fiscal 2009, the Company granted stock options covering a total of 761,400 shares. In addition, the Company granted restricted stock covering an aggregate of 56,500 shares and restricted stock units covering an aggregate of 137,000 shares. Of the 56,500 shares of restricted stock granted, 32,500 are subject to the achievement of a specified total shareholder return at the end of the three year vesting period as compared to certain peer group companies.

At December 27, 2008, there were a total of 3,250,000 shares authorized under the Plan of which 1,826,201 were outstanding—including 81,834 unvested shares of restricted stock and 137,000 unvested shares subject to restricted stock units—and 117,708 were available for future issuance. In addition, there were 164,772 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at December 27, 2008.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock-Based Compensation (continued)

The Company recognized the following stock-based compensation expense under the Plan and ESPP as follows:

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Cost of goods sold	$117,470	$124,438
Selling, general and administrative expenses	622,301	503,807

Total stock-based compensation expense	$739,771	$628,245

As of December 27, 2008, there was $5.3 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested stock-based compensation that is expected to be recognized over a weighted average period of 1.9 years.

3. Net Income Per Common Share

The Company computes net (loss)/income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss)/income per share is calculated by dividing the net (loss)/income for the period by the weighted average outstanding common shares during the period. Diluted net (loss)/income per share is calculated by dividing the net (loss)/income for the period by the weighted average outstanding shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares, subject to restricted stock or restricted stock units that vest, or become issuable upon the exercise of stock options during the period. The Company excludes stock options from the calculation of diluted earnings per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. The following table reconciles net (loss)/income and share amounts utilized to calculate basic and diluted net (loss)/income per common share.

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Net (loss) income	$(2,911,199)	$13,993,568

Weighted average number of shares:
Basic	20,891,237	24,887,068
Effect of dilutive stock options	—	80,280
Effect of dilutive restricted stock and restricted stock units	—	47,518

Diluted	20,891,237	25,014,866

Net (loss) income per share:
Basic	$(0.14)	$0.56
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock and restricted stock units	—	—

Diluted	$(0.14)	$0.56

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Anti-dilutive options	1,501,703	844,826

The Company also excluded 218,834 shares of unvested restricted stock and restricted stock units from the calculation of dilutive shares because their effect is anti-dilutive.

4. Fair Value Measurement

The Company adopted SFAS No. 157 effective September 28, 2008 for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models and the key inputs to those models, as well as any significant assumptions.

Assets and liabilities measured at fair value on a recurring basis:

A portion of the Company’s cash balance is comprised of money market funds. The Company uses quoted market prices to determine the fair value of its money market funds, and classifies such items in Level 1.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Fair Value Measurement (continued)

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of December 27, 2008:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value in the consolidated balance sheet
Money Market Funds	$36,059,145	$—	$—	$36,059,145

Total Assets at Fair Value	$36,059,145	$—	$—	$36,059,145

Assets and liabilities measured at fair value on a non-recurring basis:

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

5. Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On June 11, 2008, a complaint was filed against the Company in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. The Company filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. The Company intends to file a motion in response to the amended complaint and to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, the Company is not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

6. Income Tax

The Company’s projected annual effective tax rate for fiscal 2009 is approximately 44.4%. The effective tax rate for the first quarter of fiscal 2009 was 38.3% as the result of discrete items in the quarter.

Included in the unrecognized tax benefits of $979,499 at December 27, 2008, was $636,674 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $125,000 of interest and penalties associated with uncertain tax positions as of December 27, 2008.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Income Tax (continued)

The Company is subject to periodic audits by domestic and state tax authorities. By statute, the Company’s United States federal returns are subject to examination by the Internal Revenue Service for fiscal years 2006 through 2008. With few exceptions, the fiscal years 2005 to 2008 remain open to examination by state taxing jurisdictions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

7. Subsequent Event

In January 2009, the Company announced that its Board of Directors is engaged in a process to evaluate strategic alternatives, including a possible sale of the Company. The Company has received potential expressions of interest from third parties. No timetable has been set for completion of the review and there can be no assurance that any transaction will result.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under the heading “Risk Factors” in this quarterly report on Form 10-Q; changes in the financial market and the economy, including the current credit crisis and economic downturn; changes in consumer demand; changes in consumer fashion taste; changes in business strategies and decisions; changes in shopping mall traffic and shopping patterns; timing of openings for new shopping malls or our stores; changes in fashion trends; and weather. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this quarterly report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements.

Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission, or SEC, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories. We are focused on providing exciting, fashion-forward merchandise that appeals to customers across age and socioeconomic boundaries, with a core emphasis on the lifestyle trends of young women in their teens and twenties. Our stores offer merchandise at value-oriented prices and the majority of our merchandise is sold under our proprietary Charlotte Russe labels, including Charlotte Russe, Refuge and blu Chic. The remainder of our merchandise consists of nationally-recognized brands popular with our customers. As of December 27, 2008, we operated 495 Charlotte Russe stores throughout 45 states and Puerto Rico.

RECENT EVENTS

Strategic Development

In November 2008, we entered into an exclusive marketing partnership with renowned stylist Eric Daman and named Susie Castillo, one of television’s most recognizable faces and a former Miss USA, as brand ambassador. As part of the agreement, Mr. Daman will provide us with insights into the latest trends and styles, advise on creative direction and assist with product design and merchandise development. Susie Castillo will become our new celebrity spokesperson. As our first brand ambassador, Ms. Castillo will be the face of Charlotte

Russe, serving as spokesperson, appearing in marketing and advertising campaigns and playing a key role at promotional events. Both agreements are effective through December 2009.

In December 2008, we entered into a collaboration with People’s Liberation, Inc., a leading provider of premium denim and branded apparel for young women, under which we will become the exclusive distributor in North and Central America of People’s Liberation’s specially designed apparel and accessories. Under the multi-year agreement, People’s Liberation will design, source and produce branded premium denim, casual knits, activewear and accessories for sale exclusively in our stores. In year one, sales of these products are expected to be approximately $30.0 million at retail.

In January 2009, we announced that our Board of Directors is engaged in a process to evaluate strategic alternatives, including a possible sale of Charlotte Russe. We have received potential expressions of interest from third parties. No timetable has been set for completion of the review and there can be no assurance that any transaction will result.

Appointment of Executive Officers

On November 8, 2008, our Board of Directors appointed John D. Goodman as our Chief Executive Officer, Emilia Fabricant as our President and Chief Merchandising Officer and Frederick G. Silny as our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, each contingent and effective upon his or her commencement of employment. In addition, Mr. Goodman and Ms. Fabricant were appointed as directors, contingent and effective upon his or her commencement of employment. Mr. Silny commenced employment on November 10, 2008 and Mr. Goodman and Ms. Fabricant commenced employment on November 12, 2008.

We entered into offer letters with Mr. Goodman, Ms. Fabricant and Mr. Silny that provide for annual base salaries of $900,000, $600,000 and $400,000, respectively, which may not be decreased, except for decreases in base salary consistent with decreases applicable to all of our executive officers that occur after fiscal year 2009. Mr. Goodman, Ms. Fabricant and Mr. Silny also received signing bonuses of $285,000, $210,000 and $160,000, respectively, which vest monthly during the 12 months following commencement of employment and are subject to repayment of any unvested portion if the executive officer is terminated for cause or without good reason. The offer letters also provide for the executive officers to participate in our Executive Officer Compensation Program for fiscal 2009 with respect to cash incentive bonuses, which currently provides for annual cash incentive bonus targets for Mr. Goodman, Ms. Fabricant and Mr. Silny as follows: 50%, 100% and 150%; 50%, 75% and 100%; and 35%, 60% and 100%, respectively (as a minimum, midpoint and maximum percentage of annual base salary). Each executive officer will also be reimbursed for moving-related expenses (and eligible to receive an additional tax gross-up payment to the extent such reimbursement is taxable), subject to a $100,000 limitation in the case of Mr. Silny. If any of the executive officers’ employment is terminated without cause or for good reason, the executive officer is entitled to (i) 24 months (12 months in the case of Mr. Silny) of continued payment of his or her annual base salary in effect at the time of termination, (ii) a pro-rated bonus for the fiscal year in which the termination occurs equal to the bonus that would have been paid had the executive officer remained employed through the time such bonus is paid out, multiplied by a fraction equal to the number of days elapsed since the commencement of the applicable fiscal year (as of the date of termination) divided by 360, and all the earned, but unpaid bonuses with respect to the fiscal years preceding the fiscal year of termination, (iii) an extension of the post termination exercise period for vested stock options to six months and (iv) the provision of continued health insurance benefits for 24 months (12 months in the case of Mr. Silny) post termination, in each case provided certain conditions are met and subject to reduction due to interim earnings during the severance period or cessation in the event of obtaining new employment of equal or higher compensation prior to the end of the severance period.

On November 12, 2008, Mr. Goodman received a non-qualified stock option to purchase 200,000 shares of our common stock and restricted stock units covering 91,000 shares of our common stock. The exercise price per share of the stock option is $8.15 (the NASDAQ closing price of our common stock on November 12, 2008). The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant. In addition, within 60 days of the date of commencement of his employment, Mr. Goodman will receive performance share units covering 53,500 shares of our common stock. Contingent on the satisfaction of performance goals established by the Compensation Committee and developed with Mr. Goodman’s input, and with a performance period of our 2009 fiscal year, the shares subject to the performance share units will vest in equal yearly installments over a four-year period following the date of commencement of Mr. Goodman’s employment.

Also on November 12, 2008, Ms. Fabricant received an incentive stock option to purchase 128,500 shares of our common stock and restricted stock units covering 46,000 shares of our common stock. The exercise price per share of the stock option is $8.15 (the NASDAQ closing price of our common stock on November 12, 2008). The shares subject to the stock option and restricted stock units vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

On November 10, 2008, Mr. Silny received a non-qualified stock option to purchase 173,500 shares of our common stock at an exercise price per share of $6.45 (the NASDAQ closing price of our common stock on November 10, 2008). The shares subject to the stock option vest in equal yearly installments over a three-year period following the date of grant and the stock option expires 10 years from the date of grant.

The shares subject to the awards granted, or to be granted, to Mr. Goodman, Ms. Fabricant and Mr. Silny will immediately vest and become fully exercisable upon a change of control, provided that, in the case of the performance share units to be granted to Mr. Goodman, the applicable performance goals have been met. Commencing in fiscal 2010, Mr. Goodman, Ms. Fabricant and Mr. Silny will be eligible to participate in our Executive Officer Compensation Program with respect to equity awards.

Leonard H. Mogil ceased serving as our Interim Chief Financial Officer concurrent with Mr. Silny’s commencement of employment on November 10, 2008 and ceased serving as our Interim Chief Executive Officer concurrent with Mr. Goodman’s commencement of employment on November 12, 2008. Mr. Mogil remains a member of the Board of Directors.

Unsolicited Third Party Acquisition Proposal

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

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Net sales	100.0%	100.0%
Cost of goods sold	79.2	71.8

Gross profit	20.8	28.2
Selling, general and administrative expenses	22.8	18.9

Operating (loss) income	(2.0)	9.3
Interest income, net	0.0	0.4

(Loss) income before income taxes	(2.0)	9.7
Income tax (benefit) expense	(0.8)	3.8

Net (loss) income	(1.2)%	5.9%

Charlotte Russe stores open at end of period	495	440

Three Months Ended December 27, 2008 Compared to the Three Months Ended December 29, 2007

Net Sales. Our net sales increased to $240.7 million from $238.2 million, an increase of $2.5 million, or 1.0%, over the same quarter last year. This increase reflects $22.8 million of additional net sales from eight new stores opened during the first quarter of fiscal 2009 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was partially offset by a 9.1% decrease in comparable store sales, which resulted in $20.3 million of lower sales compared to the same quarter last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $50.1 million from $67.2 million, a decrease of $17.1 million, or 25.4%, over the same quarter last year. This decrease in gross profit was primarily the result of higher markdowns. As a percentage of net sales, gross profit decreased to 20.8% from 28.2%, or 7.4 percentage points, from the same quarter last year. The decrease in gross profit as a percentage of net sales was principally due to higher markdowns (5.0 percentage point impact), deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (2.4 percentage point impact) and other factors (1.1 percentage points). These unfavorable factors were partially offset by higher initial markup (0.7 percentage point impact) and lower shrinkage (0.4 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $54.9 million from $45.0 million, an increase of $9.9 million, or 22.0%, over the same quarter last year. This increase in amount was attributable to new store expansion and increased corporate expenses, specifically higher store payroll and operating expenses and higher corporate office payroll and related expenses, as well as transition costs related to changes in our senior management. As a percentage of net sales, selling, general and administrative expenses increased to 22.8% from 18.9%, or 3.9 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was principally due to higher store operating expenses (2.1 percentage point impact), expenses related to changes in our senior management (0.9 percentage point impact), higher corporate office payroll (0.8 percentage points) and all other factors (0.1 percentage point impact).

Transition costs. Included in selling, general and administrative expenses in fiscal 2009 were $2.2 million of cash and non-cash transition costs associated with recruitment fees for the replacement of three executive officers who resigned in the fourth quarter of fiscal 2008, severance payments to our former interim CEO and CFO, and certain other transition costs directly associated with these events. There were no transition costs in the first quarter of fiscal 2008.

Income Taxes. Our effective tax rate of 38.3% for the first quarter of fiscal 2009 approximates our statutory income tax rate and is comparable to the rate utilized in the same quarter last year.

Net (Loss) Income. In the first quarter of fiscal 2009 we recognized a net loss of $2.9 million compared to net income in the first quarter of fiscal 2008 of $14.0 million, a decrease of $16.9 million, or 120.7%. The decrease was primarily due to lower gross margins, higher store operating expenses, higher corporate office expenses and the impact of transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of December 27, 2008, we had working capital of approximately $58.9 million, which included cash and cash equivalents of $54.9 million. Our cash equivalents have a weighted average maturity of 50 days and an average credit quality of AAA as defined by Moody’s. At December 27, 2008, all cash equivalents are invested in money market funds with an objective of seeking current income consistent with capital preservation and maintenance of a high degree of liquidity. These funds purchase only first-tier securities including obligations issued by the U.S. Treasury and foreign governments, commercial paper, and notes and bonds issued by U.S. and foreign corporations. At December 27, 2008, we did not hold auction rate securities.

The following chart provides a summary of our sources and uses of cash during the first three months of fiscal 2009 and 2008:

	Three Months Ended
	December 27, 2008 (13 weeks)	December 29, 2007 (13 weeks)
Net cash provided by operating activities	$13,772,922	$51,635,377
Net cash used in investing activities	(4,329,941)	(5,160,142)
Net cash provided by financing activities	—	15,559

Change in cash position	$9,442,981	$46,490,794

During the first quarter of fiscal 2009, our net cash provided by operations decreased $37.9 million versus the same period of the prior fiscal year. The decrease was due to a net loss recognized in the current quarter compared to net income recognized in the same quarter of the prior year ($16.9 million), differences in the timing of payments between the periods ($14.4 million), a decrease in income taxes payable ($7.6 million) and the net impact of all other factors ($2.7 million), partially offset by a larger reduction of inventory levels during the current period versus the prior year period ($3.7 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $0.8 million during the first quarter of fiscal year 2009 as a result of reduced spending on capital expenditures.

Net cash provided from financing activities primarily consists of cash and income tax benefits associated with stock options. There were no stock option exercises in the first quarter of fiscal 2009.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, primarily related to information technology, total capital expenditures for fiscal 2009 are projected to be approximately $30.0 million. Of that amount, $17.6 million will be used for new stores, $5.5 million for remodels and other store related capital items and $6.7 million for corporate, information technology and other projects. In the first quarter of fiscal 2009, we opened 8 stores, bringing our total square footage to 3,506,000 as of December 27, 2008, and closed no stores. Consistent with our new strategic plan, we are taking a conservative and thoughtful approach to new store development. We expect to open 20 new stores in fiscal 2009, reflecting our decision to pull back from the aggressive pace of recent years as we focus on improving the productivity of our existing stores and driving enhanced performance.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks, subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At December 27, 2008, there was $8.5 million outstanding under the Credit Facility to secure letters of credit and we were in compliance with the terms of the bank credit agreement. As of December 27, 2008, we had $21.5 million of borrowing availability under the Credit Facility.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of December 27, 2008 was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$577,674	$86,577	$165,787	$140,530	$184,780
Purchase commitments	90,584	31,084	29,500	30,000	—

	$668,258	$117,661	$195,287	$170,530	$184,780

Commercial Obligations
Documentary letters of credit	$6,437	$6,437	$—	$—	$—
Standby letters of credit	2,078	2,078	—	—	—

	$8,515	$8,515	$—	$—	$—

Liabilities associated with uncertain tax positions, currently estimated at $650,000 (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $33.2 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2009, 2010, 2011 and thereafter are $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of December 27, 2008.

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

On an on-going basis, management evaluates its estimates and judgments regarding revenues, inventories, long lived assets, goodwill, accrued liabilities, stock based compensation, self-insurance programs, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

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

During the first quarter of fiscal 2009, we concluded that events had occurred and circumstances had changed, which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in our stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace has on our expectations for future revenues. As a result, we performed an interim assessment of goodwill for impairment. Unless these indicators improve, it is likely we will be required to perform an interim impairment analysis in future quarters. The goodwill impairment test is a two-step impairment test. In the first step, we compare our fair value to our carrying value. We determine the fair value based on a weighting of (1) a discounted cash flow analysis and (2) a market multiple and comparable transaction methodology under the market approach. If the carrying value of the net assets exceeds the fair value, then we must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities based on fair value and determining the fair value of the goodwill based upon the residual of the summed, identified tangible and intangible assets and liabilities.

Included in the interim testing was a review of our fair market value as compared to the carrying value of our assets using a discounted cash flow model. The significant factors and assumptions we used in our discounted cash flow analysis included: earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discount rate used to calculate the present value of future cash flows and future capital expenditures. EBITDA assumptions included sales growth assumptions based on our historical sales trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. Our assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value. Although we believe our underlying assumptions supporting this assessment are reasonable, if our actual sales trends, gross margin, selling, general and administrative expenses and the length of the current retail market downturn, vary significantly from our forecasts, we may be required to perform a step two analysis in the future that could expose us to material impairment charges in the future.

We also considered as an indicator of fair market value our total market capitalization based on the trading price of our common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of our assets did not exceed our total market capitalization during any period prior to the first quarter of fiscal 2009, we concluded that it was appropriate to place more reliance on fair market value as calculated by our discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. Our continued reliance on our discounted cash flow model may not be appropriate in the future if our total market capitalization continues to be less than the carrying value of our net assets, which could require a step two analysis to be performed that could expose us to material impairment charges in the future.

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

We grant two types of restricted stock—service-based and market-based shares. The fair value of the service-based shares is the price of the stock on the date of award multiplied by the number of shares awarded.

The total fair value is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the market-based shares is the price of the stock on the date of award multiplied by the number of shares awarded adjusted for the expected outcome of the market-based condition. The expected outcome is based on an assessment of possible outcomes of the market condition. The fair value of the shares is established upon award and is recognized ratably until the date the shares are unrestricted. The fair value compensation cost established upon award is recognized as long as the employee stays through the required service period and is not adjusted for the actual outcome of the market condition.

We also grant restricted stock units and performance stock units. The fair value of the restricted stock units is the price of the stock on the date of award multiplied by the number of shares awarded. The total fair value is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the performance stock units is the price of the stock on the date of award multiplied by the numbers of shares awarded adjusted for the expected outcome of the performance based condition. The expected outcome is based on an assessment of the probability that the performance condition will be achieved. The fair value of the shares is established upon award and is recognized ratably from the date it is determined that the achievement of the performance condition is probable, until the date the shares are unrestricted. The probability of the achievement of the performance condition is reviewed quarterly and an adjustment is made to compensation expense if there is any change in the expected outcome.

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

Off-Balance Sheet Arrangements

As of December 27, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 of our consolidated financial statements included herein for the quarter ended December 27, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 27, 2008, we had $8.5 million outstanding under the Credit Facility to secure letters of credit.

The second component of interest rate risk involves the short-term investment of excess cash in money market funds. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

We believe our market risk exposure is minimal.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2008 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our first fiscal quarter ended December 27, 2008, we appointed John D. Goodman as our Chief Executive Officer and Frederick G. Silny as our Chief Financial Officer. Other than these appointments, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. On June 11, 2008, a complaint was filed against us in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. We filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. We intend to file a motion in response to the amended complaint and to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, we are not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks set forth below with an asterisk (*) next to the title include certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 27, 2008.

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

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened 8 new Charlotte Russe stores and closed no stores in the first quarter of fiscal 2009. This represented a 2% increase from the number of Charlotte Russe stores open at the end of fiscal 2008. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years, although we expect to modulate our growth rate in the near term due to the challenging economic climate at the present time and consistent with our new strategic plan.

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

The price of our common stock could fluctuate or decline substantially due to fluctuations in our comparable store sales and quarterly results of operations or other factors.*

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of our common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 4.8% and as low as negative 9.1% over the last eight fiscal quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

The loss of, or disruption of operations in, our distribution center could negatively impact our business.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement 333-84297 filed October 15, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement 333-84297 filed October 15, 1999)

3.3	Amended and Restated Bylaws of Charlotte Russe Holding, Inc. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 5, 2008)

10.1+	Offer Letter by and between Charlotte Russe Holding, Inc. and John D. Goodman dated November 7, 2008 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 13, 2008)

10.2+	Offer Letter by and between Charlotte Russe Holding, Inc. and Emilia Fabricant dated November 11, 2008 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 13, 2008)

10.3+	Amended and Restated Offer Letter by and between Charlotte Russe Holding, Inc. and Frederick G. Silny dated November 7, 2008 (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 13, 2008)

10.4+	Charlotte Russe Holding, Inc. Executive Officer Compensation Program (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 13, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 2nd day of February, 2009.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ JOHN D. GOODMAN
John D. Goodman
Chief Executive Officer