Form 10-Q
period 2009-03-28
CHARLOTTE RUSSE HOLDING INC
filed 2009-04-17
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of April 15, 2009 was 21,001,870.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 28, 2009	September 27, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,259,083	$45,462,083
Inventories	48,658,609	62,986,139
Landlord allowances receivable	1,042,594	6,920,100
Deferred tax assets	7,479,012	7,479,012
Other current assets	14,100,272	7,727,668

Total current assets	122,539,570	130,575,002
Fixed assets, net	212,123,633	224,346,059
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	3,267,409	3,958,197
Other long-term assets	823,194	1,006,203

Total assets	$367,543,806	$388,675,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$35,119,072	$39,753,574
Accounts payable, other	4,449,778	14,974,051
Accrued payroll and related expense	6,891,240	8,049,185
Sales taxes payable	2,741,298	2,654,624
Other current liabilities	10,956,862	9,289,175

Total current liabilities	60,158,250	74,720,609
Deferred rent	115,448,939	118,604,954
Other liabilities	1,489,225	2,099,878

Total liabilities	177,096,414	195,425,441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,999,870 and 20,871,389 shares issued and outstanding at March 28, 2009 and September 27, 2008, respectively	209,999	208,714
Additional paid-in capital	65,447,769	64,520,843
Retained earnings	124,789,624	128,520,463

Total stockholders’ equity	190,447,392	193,250,020

Total liabilities and stockholders’ equity	$367,543,806	$388,675,461

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2009 (13 weeks)	March 29, 2008 (13 weeks)	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Net sales	$191,224,142	$185,075,909	$431,905,934	$423,294,653
Cost of goods sold, including buying, distribution and occupancy costs	145,901,168	138,677,918	336,530,404	309,710,866

Gross profit	45,322,974	46,397,991	95,375,530	113,583,787
Selling, general and administrative expenses	45,400,551	41,092,330	100,328,465	86,139,909
Impairment of long-lived assets	1,550,137	839,806	1,550,137	839,806

Operating (loss) income	(1,627,714)	4,465,855	(6,503,072)	26,604,072
Other income:
Interest income, net	82,097	1,060,003	239,143	2,013,483

Total other income	82,097	1,060,003	239,143	2,013,483

(Loss) Income before income taxes	(1,545,617)	5,525,858	(6,263,929)	28,617,555
Income tax (benefit) expense	(725,977)	1,285,394	(2,533,090)	10,383,523

Net (loss) income	$(819,640)	$4,240,464	$(3,730,839)	$18,234,032

(Loss) Earnings per share
Basic	$(0.04)	$0.17	$(0.18)	$0.73

Diluted	$(0.04)	$0.17	$(0.18)	$0.73

Weighted average shares outstanding:
Basic	20,924,605	24,909,139	20,907,769	24,898,104

Diluted	20,924,605	25,085,553	20,907,769	25,051,426

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Operating Activities
Net (loss) income	$(3,730,839)	$18,234,032
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	22,619,449	21,660,950
Amortization of construction allowances	(7,187,756)	(7,024,335)
Stock-based compensation	1,504,274	1,540,832
Deferred rent	1,041,220	1,014,157
Impairment of long-lived assets	1,550,137	839,806
Loss on disposal of assets	37,491	298,070
Deferred income taxes	—	(830,000)
Changes in operating assets and liabilities:
Inventories	14,327,530	6,167,916
Prepaid rent	—	10,615,170
Landlord allowance receivable	5,877,506	2,171,984
Other current assets	(6,372,604)	1,917,851
Accounts payable, trade	(4,634,502)	5,519,506
Accounts payable, other	(10,524,273)	(1,256,880)
Accrued payroll and related expense	(1,157,945)	1,244,246
Income and sales taxes payable	86,674	1,364,565
Long term contracts	170,427	45,134
Landlord construction allowances	2,990,521	7,212,835
Other current liabilities	1,667,687	4,014,941
Other liabilities	(610,653)	594,886

Net cash provided by operating activities	17,654,344	75,345,666

Investing Activities
Purchases of fixed assets	(11,960,384)	(18,763,358)
Purchases of other assets	(11,685)	(38,487)

Net cash used in investing activities	(11,972,069)	(18,801,845)

Financing Activities
Proceeds from issuance of common stock	114,725	513,930
Excess tax benefits from option exercises	—	53,843

Net cash provided by financing activities	114,725	567,773

Net increase in cash and cash equivalents	5,797,000	57,111,594
Cash and cash equivalents at beginning of the period	45,462,083	68,212,148

Cash and cash equivalents at end of the period	$51,259,083	$125,323,742

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

The results of operations for the three and six month periods ended March 28, 2009 are not necessarily indicative of the results of a full fiscal year.

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

During the first quarter of fiscal 2009, the Company concluded that events had occurred and circumstances had changed, which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace had on management’s expectations for future revenues. As a result, the Company performed an interim assessment of goodwill for impairment in the first quarter of fiscal 2009. Included in the interim testing was a review of the fair market value of the Company as compared to the carrying value of its assets using a discounted cash flow model. The significant factors and assumptions the Company used in its discounted cash flow analysis included: earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discount rate used to calculate the present value of future cash flows and future capital

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

expenditures. EBITDA assumptions included sales growth assumptions based on the Company’s historical sales trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. The Company also considered as an indicator of fair market value its total market capitalization based on the trading price of its common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of the Company’s assets did not exceed its total market capitalization during any period prior to the first quarter of fiscal 2009, management concluded that it was appropriate to place more reliance on fair market value as calculated by the Company’s discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. The Company’s assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value.

During the second quarter of fiscal 2009, these indicators began to improve, and the Company determined that an interim assessment of goodwill for impairment was not warranted. On March 12, 2009, the Company announced that its Board of Directors had instructed its financial advisor to initiate a sale process. The Company is encouraged by the progress of the ongoing sale process, including the level of interest from potential buyers and believes that the progress of the ongoing sale process supports not performing an analysis at this time. Additionally, beginning in January 2009, the Company’s fair market value as indicated by its stock price began to improve, and although the retail marketplace in general has not improved significantly, the Company’s results in the latter part of the second quarter were improving. The Company anticipates that these trends will continue into the third quarter. If these trends deteriorate, it is likely the Company will be required to perform an interim impairment analysis in future quarters.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets for impairment based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, then the Company compares the carrying value to fair value of those assets. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual store basis and estimates fair values based on an analysis of discounted cash flows. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose).

During the second quarter of fiscal 2009, the Company recorded a $1.6 million impairment charge against the carrying values of long-lived assets. The Company reviewed individual store performance by projecting forecasted sales over each store’s remaining lease term, and calculating each store’s discounted cash flow. This discounted cash flow was compared to the carrying value of each store’s assets. For certain stores, this analysis resulted in an asset carrying value greater than the estimated discounted cash flow. The carrying value of these assets was written down to estimated fair value. In the second quarter of fiscal 2008, the Company recorded a $0.8 million impairment charge.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

Changes in events or circumstances used to develop assumptions relied upon in the Company’s analysis, may affect the estimated discounted cash flows expected to be derived from long-lived assets. Such changes may either increase or decrease the expected cash flows and could cause additional stores to become impaired and the Company to record additional charges to income.

Vendor Allowances

The Company receives certain allowances from its merchandise vendors primarily related to distribution center handling expenses or defective merchandise. Agreements with vendors for these allowances apply to all shipments and sale of merchandise to the Company. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Vendor allowances included in cost of goods sold totaled $3.2 million and $7.3 million in the second quarter and first half of fiscal 2009, respectively.

Adoption of Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008 for financial statements presented in conformity with GAAP. The Company adopted this statement effective November 15, 2008. There was no material financial statement impact as a result of adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective September 28, 2008. During the first half of fiscal 2009, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

2. Stock-Based Compensation

Stock Plan Activity

Under the Company’s 1999 Equity Incentive Plan (the “Plan”), the Company grants to some of its employees and non-employee directors, as the case may be, restricted stock, restricted stock units, performance stock units and stock options to purchase common stock at prices equal to or greater than the market value of the common stock on the date of grant. Options issued prior to fiscal 2008 generally vest ratably each year over five years and expire after 10 years. Restricted stock, restricted stock units and options issued beginning in fiscal 2008 generally vest ratably each year over three years and options expire after 10 years. Performance stock units issued in the second quarter of fiscal 2009 vest ratably each year over four years, subject to the satisfaction of performance goals with a performance period of the Company’s 2009 fiscal year.

In the second quarter of fiscal 2009, the Company granted stock options covering a total of 1,800 shares and performance stock units covering an aggregate of 53,500 shares.

At March 28, 2009, there were a total of 3,250,000 shares authorized under the Plan, of which 1,725,584 were outstanding—including 66,834 unvested shares of restricted stock, 137,000 unvested shares subject to restricted stock units and 53,500 unvested shares subject to performance stock units—and 245,659 were available for future issuance. In addition, there were 144,041 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at March 28, 2009.

The Company recognized the following stock-based compensation expense under the Plan and ESPP as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009 (13 weeks)	March 29, 2008 (13 weeks)	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Cost of goods sold	$179,512	$194,139	$296,982	$318,577
Selling, general and administrative expenses	584,991	718,448	1,207,292	1,222,255

Compensation expense	$764,503	$912,587	$1,504,274	$1,540,832

As of March 28, 2009, there was $4.0 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested stock-based compensation that is expected to be recognized over a weighted average period of 1.7 years.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share

The Company computes net (loss)/income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss)/income per share is calculated by dividing the net (loss)/income for the period by the weighted average outstanding common shares during the period. Diluted net (loss)/income per share is calculated by dividing the net (loss)/income for the period by the weighted average outstanding shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares, subject to restricted stock, restricted stock units or performance stock units that vest, or become issuable upon the exercise of stock options during the period. The Company excludes stock options from the calculation of diluted earnings per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. The following table reconciles net (loss)/income and share amounts utilized to calculate basic and diluted net (loss)/income per common share.

	Three Months Ended		Six Months Ended
	March 28, 2009 (13 weeks)	March 29, 2008 (13 weeks)	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Net (loss) income	$(819,640)	$4,240,464	$(3,730,839)	$18,234,032

Weighted average number of shares:
Basic	20,924,605	24,909,139	20,907,769	24,898,104
Effect of dilutive stock options	—	119,966	—	101,339
Effect of dilutive restricted shares	—	56,448	—	51,983

Diluted	20,924,605	25,085,553	20,907,769	25,051,426

Net (loss) income per share:
Basic	$(0.04)	$0.17	$(0.18)	$0.73
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted shares	—	—	—	—

Diluted	$(0.04)	$0.17	$(0.18)	$0.73

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	March 28, 2009 (13 weeks)	March 29, 2008 (13 weeks)	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Anti-dilutive options	1,613,958	840,507	1,557,831	840,167

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

•	Level 1—Quoted prices for identical instruments in active markets.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Fair Value Measurement (continued)

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of March 28, 2009:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value in the consolidated balance sheet
Money Market Funds	$44,354,124	$—	$—	$44,354,124

Total Assets at Fair Value	$44,354,124	$—	$—	$44,354,124

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

5. Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. On June 11, 2008, a complaint was filed against the Company in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Commitments and Contingencies (continued)

form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. The Company filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. On March 25, 2009, the Company filed a motion in response to the amended complaint and the parties are currently engaged in discovery. The Company intends to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, the Company is not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

6. Income Tax

The Company’s projected annual effective tax rate for fiscal 2009 is approximately 46.4%. The effective tax rate for the second quarter of fiscal 2009 was 47.0% after certain discrete items.

Included in the unrecognized tax benefits of $1,015,763 at March 28, 2009, was $660,246 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $144,000 of interest and penalties associated with uncertain tax positions as of March 28, 2009.

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

OVERVIEW

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories. We are focused on providing exciting, fashion-forward merchandise that appeals to customers across age and socioeconomic boundaries, with a core emphasis on the lifestyle trends of young women in their teens and twenties. Our stores offer merchandise at value-oriented prices and the majority of our merchandise is sold under our proprietary Charlotte Russe labels, including Charlotte Russe, Refuge and blu Chic. The remainder of our merchandise consists of nationally-recognized brands popular with our customers. As of March 28, 2009, we operated 496 Charlotte Russe stores throughout 45 states and Puerto Rico.

RECENT EVENTS

Strategic Development

In March 2009, KarpReilly Capital Partners, L.P., or KarpReilly, nominated a slate of three directors to be elected at our 2009 Annual Meeting of Stockholders, or the Annual Meeting. We currently have a non-classified Board of Directors consisting of five non-employee directors and two employee directors. All seven directors are up for reelection at the Annual Meeting. In April 2009, KarpReilly announced that it was withdrawing its slate of nominees for election at the Annual Meeting, in view of the reports issued by RiskMetrics Group and Glass Lewis & Co., which recommend that stockholders support the incumbent nominees. The Annual Meeting is scheduled for Tuesday, April 28, 2009.

In January 2009, we announced that our Board of Directors was engaged in a process to evaluate strategic alternatives, including a possible sale of Charlotte Russe. In March 2009, we announced that our Board of Directors had instructed our financial advisor to initiate a sale process, that we had received preliminary expressions of interest from both financial and strategic buyers and that the sale process will enable us to obtain formal indications of interest from potential buyers. In April 2009, we announced that we were encouraged by the progress of the ongoing sales process, including the level of interest from potential buyers. No timetable has been set for completion of the process and there can be no assurance that any transaction will result.

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

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3	74.9	77.9	73.2

Gross profit	23.7	25.1	22.1	26.8
Selling, general and administrative expenses	23.7	22.2	23.2	20.4
Impairment of long-lived assets	0.8	0.5	0.4	0.1

Operating (loss) income	(0.8)	2.4	(1.5)	6.3
Interest income, net	—	0.6	0.1	0.5
Other charges, net	—	—	—	—

(Loss) income before income taxes	(0.8)	3.0	(1.4)	6.8
Income tax (benefit) expense	(0.4)	0.7	(0.6)	2.5

Net (loss) income	(0.4)%	2.3%	(0.8)%	4.3%

Charlotte Russe stores open at end of period	496	448	496	448

Three Months Ended March 28, 2009 Compared to the Three Months Ended March 29, 2008

Net Sales. Our net sales increased to $191.2 million from $185.1 million, an increase of $6.1 million, or 3.3%, over the same quarter last year. This increase reflects $8.2 million of additional net sales from one new store opened during the second quarter of fiscal 2009 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was partially offset by an 8.0% decrease in comparable store sales, which resulted in $14.3 million of lower sales compared to the same quarter last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit decreased to $45.3 million from $46.4 million, a decrease of $1.1 million, or 2.4%, over the same quarter last year. This decrease in gross profit was primarily the result of higher rent and occupancy costs. As a percentage of net sales, gross profit decreased to 23.7% from 25.1%, or 1.4 percentage points, from the same quarter last year. The decrease in gross profit as a percentage of net sales was principally due to deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (2.1 percentage point impact), partially offset by lower distribution center expenses (0.6 percentage point impact) and other factors (0.1 percentage points).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $45.4 million from $41.1 million, an increase of $4.3 million, or 10.5%, over the same quarter last year. This increase in amount was attributable to new store expansion, specifically higher store payroll and operating expenses, and transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process. As a percentage of net sales, selling, general and administrative expenses increased to 23.7% from 22.2%, or 1.5 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was principally due to higher store operating expenses (1.1 percentage point impact), expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process (0.8 percentage point impact) and all other factors (0.2 percentage point impact). These unfavorable factors were partially offset by lower corporate office overhead (0.6 percentage points).

Impairment of Long-Lived Assets. There were $1.6 million of non-cash asset impairment charges during the second quarter of fiscal 2009 compared to $0.8 million in the same quarter last year. In fiscal 2009, these charges were primarily attributable to two Charlotte Russe stores and were based on our recoverability of assessments of the carrying value of long-lived assets conducted in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Transition and Other Costs. Included in selling, general and administrative expenses in the second quarter of fiscal 2009 were cash charges of $1.5 million related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process. There were no transition costs in the second quarter of fiscal 2008.

Income Taxes. Our effective tax rate was 47.0% for the second quarter of fiscal 2009 compared to 23.3% in the same quarter last year. The increase of our effective tax rate is primarily due to a fiscal 2008 reversal of tax accruals and deferred tax assets after the completion and filing of tax returns for fiscal 2007 and fiscal 2009 expenses anticipated to be in excess of amounts deductible for income tax purposes.

Net Income. In the second quarter of fiscal 2009 we recognized a net loss of $0.8 million compared to net income in the second quarter of fiscal 2008 of $4.2 million, a decrease of $5.0 million, or 119.0%. The decrease was primarily due to higher store operating expenses, including rent and occupancy, and the impact of transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process, offset by lower corporate and distribution center expenses.

Six Months Ended March 28, 2009 Compared to the Six Months Ended March 29, 2008

Net Sales. Our net sales increased to $431.9 million from $423.3 million, an increase of $8.6 million, or 2.0%, over the corresponding period last year. This increase reflects $43.2 million of additional net sales from nine new stores opened during the first half of fiscal 2009 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was partially offset by an 8.6% decrease in comparable store sales, which resulted in $34.6 million of lower sales compared to the corresponding period last year.

Gross Profit. Our gross profit decreased to $95.4 million from $113.6 million, a decrease of $18.2 million, or 16.0%, over the corresponding period last year. This decrease in gross profit was primarily the result of higher markdowns and higher rent and occupancy costs. As a percentage of net sales, gross profit decreased to 22.1% from 26.8%, or 4.7 percentage points, from the corresponding period last year. The decrease in gross profit as a percentage of net sales was principally due to higher markdowns (2.7 percentage point impact), deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (2.3 percentage point impact) and all other factors (0.2 percentage point impact). These unfavorable factors were partially offset by lower distribution center expenses (0.3 percentage point impact) and lower shrinkage (0.2 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $100.3 million from $86.2 million, an increase of $14.1 million, or 16.5%, over the corresponding period last year. This increase in amount was attributable to new store expansion, specifically higher store payroll and operating expenses and transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% from 20.3%, or 2.9 percentage points, from the corresponding period last year. The increase in expenses as a percentage of net sales was principally due to higher store operating expenses (1.7 percentage point impact), expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process (0.9 percentage point impact) and higher marketing related expenses (0.3 percentage point impact).

Impairment of Long-Lived Assets. There were $1.6 million of non-cash asset impairment charges during the second half of fiscal 2009 compared to $0.8 million in the corresponding period last year. In fiscal 2009, these charges were primarily attributable to two Charlotte Russe stores and were based on our recoverability of assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Transition and Other Costs. Included in selling, general and administrative expenses in fiscal 2009 were cash charges of $3.8 million related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process. There were no transition costs in the first half of fiscal 2008.

Income Taxes. Our effective tax rate was 40.4% for the first half of fiscal 2009 compared to 36.3% for the first half of fiscal 2008. Our annual effective tax rate is anticipated to be 46.4%.

Net Income. In the first half of fiscal 2009 we recognized a net loss of $3.7 million compared to net income in the second half of fiscal 2008 of $18.2 million, a decrease of $21.9 million, or 120.4%. The decrease was primarily due to lower gross margins, higher store operating expenses, including rent and occupancy, and the impact of transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of March 28, 2009, we had working capital of approximately $62.4 million, which included cash and cash equivalents of $51.3 million. Our cash equivalents have a weighted average maturity of 41 days and an average credit quality of AAA as defined by Moody’s. At March 28, 2009, all cash equivalents are invested in money market funds with an objective of seeking current income consistent with capital preservation and maintenance of a high degree of liquidity. These funds purchase only first-tier securities including obligations issued by the U.S. Treasury and foreign governments, commercial paper and notes and bonds issued by U.S. and foreign corporations. At March 28, 2009, we did not hold auction rate securities.

The following chart provides a summary of our sources and uses of cash during the first six months of fiscal 2009 and 2008:

	Six Months Ended
	March 28, 2009 (26 weeks)	March 29, 2008 (26 weeks)
Net cash provided by operating activities	$17,654,344	$75,345,666
Net cash used in investing activities	(11,972,069)	(18,801,845)
Net cash provided by financing activities	114,725	567,773

Change in cash position	$5,797,000	$57,111,594

During the first half of fiscal 2009, our net cash provided by operations decreased $57.7 million versus the same period of the prior fiscal year. The decrease was due to a net loss recognized in the first half of fiscal 2009 compared to net income recognized in the corresponding period of the prior year ($22.0 million), differences in the timing of payments between the periods ($19.4 million), differences in the timing of rent payments ($10.6 million), a decrease in income taxes payable ($8.5 million), a decrease in landlord construction allowances ($4.2 million) and the net impact of all other factors ($1.2 million). These decreases were partially offset by a larger reduction of inventory levels during the current period versus the prior year period ($8.2 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $6.8 million during the first half of fiscal year 2009 as a result of reduced spending on capital expenditures and fewer stores opened in the first half of fiscal year 2009 as compared to the corresponding period last year.

Net cash provided from financing activities primarily consists of cash, income tax benefits associated with stock options and purchases through the Company’s employee stock purchase plan. There were no stock option exercises in the first half of fiscal 2009.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, primarily related to information technology, total capital expenditures for fiscal 2009 are projected to be approximately $30.3 million. Of that amount, $15.4 million will be used for new stores, $7.8 million will be used for remodels and other store related capital items and $7.1 million will be used for corporate, information technology and other projects. In the first half of fiscal 2009, we opened nine stores, bringing our total square footage to 3,513,000 as of March 28, 2009, and closed no stores. Consistent with our new strategic plan, we are taking a conservative and thoughtful approach to new store development. We expect to open 20 new stores in fiscal 2009, reflecting our decision to pull back from the aggressive pace of recent years as we focus on improving the productivity of our existing stores and driving enhanced performance.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks, subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At March 28, 2009, there was $5.5 million outstanding under the Credit Facility to secure letters of credit and we were in compliance with the terms of the bank credit agreement. As of March 28, 2009, we had $24.5 million of borrowing availability under the Credit Facility.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of March 28, 2009, was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$550,724	$84,159	$160,951	$134,211	$171,403
Purchase commitments	95,188	37,688	32,500	25,000	—

	$645,912	$121,847	$193,451	$159,211	$171,403

Commercial Obligations
Documentary letters of credit	$3,467	$3,467	$—	$—	$—
Standby letters of credit	2,078	2,078	—	—	—

	$5,545	$5,545	$—	$—	$—

Liabilities associated with uncertain tax positions, currently estimated at $660,000 (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $33.2 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over fiscal years 2009, 2010, 2011 and thereafter are $8.6 million, $8.2 million, $7.1 million and $9.3 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of March 28, 2009.

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

On an on-going basis, management evaluates its estimates and judgments regarding revenues, inventories, long-lived assets, goodwill, accrued liabilities, stock-based compensation, self-insurance programs, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

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

We receive certain allowances from our merchandise vendors primarily related to distribution center handling expenses or defective merchandise. Agreements with vendors for these allowances apply to each shipment and sale of merchandise to Charlotte Russe. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items were sold. Vendor allowances included in cost of goods sold totaled $3.2 million and $7.3 million in the second quarter and first half of fiscal 2009, respectively.

Goodwill

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

During the first quarter of fiscal 2009, we concluded that events had occurred and circumstances had changed, which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in our stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace had on our expectations for future revenues. As a result, we performed an interim assessment of goodwill for impairment in the first quarter of fiscal 2009. Included in the interim testing was a review of our fair market value as compared to the carrying value of our assets using a discounted cash flow model. The significant factors and assumptions we used in our discounted cash flow analysis included: earnings before interest, taxes, depreciation and amortization, or EBITDA, the discount rate used to calculate the present value of future cash flows and future capital expenditures. EBITDA assumptions included sales growth assumptions based on our historical sales trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. We also considered as an indicator of fair market value our total market capitalization based on the trading price of our common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of our assets did not exceed our total market capitalization during any period prior to the first quarter of fiscal 2009, we concluded that it was appropriate to place more reliance on fair market value as calculated by our discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. Our assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value.

During the second quarter of fiscal 2009, these indicators began to improve, and we determined that an interim assessment of goodwill for impairment was not warranted. On March 12, 2009, we announced that our Board of Directors had instructed our financial advisor to initiate a sale process. We are encouraged by the progress of the ongoing sale process, including the level of interest from potential buyers and believe that the progress of the ongoing sale process supports not performing an analysis at this time. Additionally, beginning in January 2009, our fair market value as indicated by our stock price began to improve, and although the retail marketplace in general has not improved significantly, our results in the latter part of the second quarter were improving. We anticipate that these trends will continue into the third quarter. If these trends deteriorate, it is likely we will be required to perform an interim impairment analysis in future quarters.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable, using our best estimates based upon reasonable and supportable assumptions and projections, we review the carrying value of long-lived assets for impairment based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, then we compare the carrying value to the fair value of those assets. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. We perform such analysis on an individual store basis and estimate fair values based on an analysis of discounted cash flows. We measure impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less cost to dispose).

During the second quarter of fiscal 2009, we recorded a $1.6 million impairment charge against the carrying values of long-lived assets. We reviewed individual store performance by projecting forecasted sales over each store’s remaining lease term, and calculating each store’s discounted cash flow. This discounted cash flow was compared to the carrying value of each store’s assets. For certain stores, this analysis resulted in an asset carrying value greater than the estimated discounted cash flow. The carrying value of these assets was written down to estimated fair value. During the second quarter of fiscal 2008, we recorded a $0.8 million impairment charge.

Changes in events or circumstances used to develop assumptions relied upon in our analysis, may affect the estimated discounted cash flows expected to be derived from long-lived assets. Such changes may either increase or decrease the expected cash flows and could cause additional stores to become impaired and could require us to record additional charges to income.

Operating Leases

We record rent expense on non-cancelable leases containing known future scheduled rent increases on a straight-line basis over the respective leases beginning when we receive possession of the leased property for construction purposes. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred lease credits, and are amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

Stock-Based Compensation

We estimate the fair value of non market-based stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. We estimate the fair value of market-based stock options granted using a Monte Carlo simulation. The fair value is then amortized over the requisite service periods of the awards. Both option-pricing models require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We grant two types of restricted stock—service-based and market-based shares. The fair value of the service-based shares is the price of the stock on the date of award multiplied by the number of shares awarded. The total fair value of the share is established upon award and is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the market-based shares is the price of the stock on the date of award multiplied by the number of shares awarded adjusted for the expected outcome of the market-based condition. The expected outcome is based on an assessment of possible outcomes of the market condition. The fair value of the shares is established upon award and is recognized ratably until the date the shares are unrestricted. The fair value compensation cost established upon award is recognized as long as the employee stays through the required service period and is not adjusted for the actual outcome of the market condition.

We also grant restricted stock units and performance stock units. The fair value of the restricted stock units is the price of the stock on the date of award multiplied by the number of shares awarded. The total fair value is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the performance stock units is the price of the stock on the date of award multiplied by the number of shares awarded adjusted for the expected outcome of the performance based condition. The expected outcome is based on an assessment of the probability that the performance condition will be achieved. The fair value of the shares is established upon award and is recognized ratably from the date it is determined that the achievement of the performance condition is probable, until the date the shares are unrestricted. The probability of the achievement of the performance condition is reviewed quarterly and an adjustment is made to compensation expense if there is any change in the expected outcome.

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

Off-Balance Sheet Arrangements

As of March 28, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 of our consolidated financial statements included herein for the quarter ended March 28, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 28, 2009, we had $5.5 million outstanding under the Credit Facility to secure letters of credit.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2009 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our second fiscal quarter ended March 28, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. On June 11, 2008, a complaint was filed against us in the Superior Court of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. We filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. On March 25, 2009, we filed a motion in response to the amended complaint and the parties are currently engaged in discovery. We intend to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, we are not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks set forth below with an asterisk (*) next to the title consist of or include, as the case may be, certain substantive revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended September 27, 2008.

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

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened one new Charlotte Russe store and closed no stores in the second quarter of fiscal 2009. Year to date, we have opened nine new stores and closed no stores. This represented a 2% increase from the number of Charlotte Russe stores open at the end of fiscal 2008. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years, although we expect to modulate our growth rate in the near term due to the challenging economic climate at the present time and consistent with our new strategic plan.

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

The price of our common stock could fluctuate or decline substantially due to fluctuations in our comparable store sales and quarterly results of operations or other factors.*

Our quarterly results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future, which could cause the price of our common stock to fluctuate or decline substantially. For instance, our quarterly comparable store sales percentages for the Charlotte Russe stores have ranged as high as positive 2.5% and as low as negative 9.1% over the last eight fiscal quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year due to the traditional retail slowdown immediately following the winter holiday season. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 17th day of April, 2009.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ JOHN D. GOODMAN
John D. Goodman
Chief Executive Officer