Form 10-Q
period 2009-06-27
CHARLOTTE RUSSE HOLDING INC
filed 2009-07-22
CIK 1092006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

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

The number of shares of common stock outstanding as of July 21, 2009 was 21,044,791.

CHARLOTTE RUSSE HOLDING, INC.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 27, 2009	September 27, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,991,613	$45,462,083
Inventories	53,486,272	62,986,139
Landlord allowances receivable	440,848	6,920,100
Deferred tax assets	7,479,012	7,479,012
Other current assets	10,581,595	7,727,668

Total current assets	131,979,340	130,575,002
Fixed assets, net	205,879,013	224,346,059
Goodwill	28,790,000	28,790,000
Long-term deferred taxes	3,189,763	3,958,197
Other long-term assets	887,179	1,006,203

Total assets	$370,725,295	$388,675,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$35,908,481	$39,753,574
Accounts payable, other	6,109,348	14,974,051
Accrued payroll and related expense	4,663,433	8,049,185
Sales taxes payable	2,558,652	2,654,624
Other current liabilities	9,873,571	9,289,175

Total current liabilities	59,113,485	74,720,609
Deferred rent	113,295,232	118,604,954
Other liabilities	1,400,052	2,099,878

Total liabilities	173,808,769	195,425,441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 21,025,870 and 20,871,389 shares issued and outstanding at June 27, 2009 and September 27, 2008, respectively	210,259	208,714
Additional paid-in capital	65,661,022	64,520,843
Retained earnings	131,045,245	128,520,463

Total stockholders’ equity	196,916,526	193,250,020

Total liabilities and stockholders’ equity	$370,725,295	$388,675,461

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2009 (13 weeks)	June 28, 2008 (13 weeks)	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Net sales	$202,711,091	$193,232,962	$634,617,025	$616,527,615
Cost of goods sold, including buying, distribution and occupancy costs	146,754,550	141,599,061	483,284,954	451,309,927

Gross profit	55,956,541	51,633,901	151,332,071	165,217,688
Selling, general and administrative expenses	45,080,512	41,272,866	145,408,977	127,412,775
Impairment of long-lived assets	—	—	1,550,137	839,806

Operating income	10,876,029	10,361,035	4,372,957	36,965,107
Other income:
Interest income, net	22,266	297,876	261,409	2,311,359

Total other income	22,266	297,876	261,409	2,311,359

Income before income taxes	10,898,295	10,658,911	4,634,366	39,276,466
Income tax expense	4,642,674	4,082,364	2,109,584	14,465,887

Net income	$6,255,621	$6,576,547	$2,524,782	$24,810,579

Earnings per share
Basic	$0.30	$0.31	$0.12	$1.05

Diluted	$0.29	$0.31	$0.12	$1.04

Weighted average shares outstanding:
Basic	20,935,758	20,989,953	20,917,099	23,609,819

Diluted	21,295,552	21,167,994	21,135,791	23,771,641

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Operating Activities
Net income	$2,524,782	$24,810,579
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,068,280	32,494,883
Amortization of construction allowances	(10,860,908)	(10,645,739)
Stock-based compensation	1,758,375	2,315,924
Deferred rent	1,100,854	2,529,189
Impairment of long-lived assets	1,550,137	839,806
Loss on disposal of assets	115,983	732,145
Deferred income taxes	—	(241,200)
Changes in operating assets and liabilities:
Inventories	9,499,867	9,610,680
Prepaid rent	—	10,789,305
Landlord allowance receivable	6,479,252	(1,619,895)
Other current assets	(2,853,927)	(928,706)
Accounts payable, trade	(3,845,093)	347,694
Accounts payable, other	(8,864,703)	(117,284)
Accrued payroll and related expense	(3,385,752)	(741,758)
Sales taxes payable	(95,973)	(76,941)
Long term contracts	98,872	89,915
Landlord construction allowances	4,450,331	17,370,339
Other current liabilities	584,397	2,832,934
Other liabilities	(699,825)	860,959

Net cash provided by operating activities	31,624,949	91,252,829

Investing Activities
Purchases of fixed assets	(17,230,953)	(38,723,770)
Purchases of other assets	(16,249)	(175,420)

Net cash used in investing activities	(17,247,202)	(38,899,190)

Financing Activities
Proceeds from issuance of common stock	151,783	672,499
Excess tax benefits from option exercises	—	53,709
Repurchases of Common Stock	—	(75,390,000)

Net cash provided by (used in) financing activities	151,783	(74,663,792)

Net increase (decrease) in cash and cash equivalents	14,529,530	(22,310,153)
Cash and cash equivalents at beginning of the period	45,462,083	68,212,148

Cash and cash equivalents at end of the period	$59,991,613	$45,901,995

See accompanying notes.

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Charlotte Russe Holding, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated, and have been prepared in a manner consistent with the audited financial statements for the fiscal year ended September 27, 2008. Certain amounts have been reclassified in prior periods to conform to the current period presentation. The Company has evaluated all subsequent events through July 22, 2009, the date the financial statements were issued.

The results of operations for the three and nine month periods ended June 27, 2009 are not necessarily indicative of the results of a full fiscal year.

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

During the first quarter of fiscal 2009, the Company concluded that events had occurred and circumstances had changed, that may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace had on management’s expectations for future revenues. As a result, the Company performed an interim assessment of goodwill for impairment in the first quarter of fiscal 2009. Included in the interim testing was a review of the fair market value of the Company as compared to the carrying value of its assets using a discounted cash flow model. The significant factors and assumptions the Company used in its discounted cash flow analysis included: earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discount rate used to calculate the present value of future cash flows and future capital expenditures. EBITDA assumptions included sales growth assumptions based on the Company’s historical sales

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. The Company also considered as an indicator of fair market value its total market capitalization based on the trading price of its common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of the Company’s assets did not exceed its total market capitalization during any period prior to the first quarter of fiscal 2009, management concluded that it was appropriate to place more reliance on fair market value as calculated by the Company’s discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. The Company’s assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value.

During the second and third quarters of fiscal 2009, these indicators began to improve, and the Company determined that an interim assessment of goodwill for impairment was not warranted. On March 12, 2009, the Company announced that its Board of Directors had instructed its financial advisor to initiate a sale process. Additionally, beginning in January 2009, the Company’s fair market value as indicated by its stock price began to improve, and although the retail marketplace in general has not improved significantly, the Company’s results in the latter part of the second quarter were improving. These trends continued into the third quarter, and at June 27, 2009, total market capitalization based on the trading price of the Company’s common stock exceeded its net book value. The Company will perform its annual impairment analysis in the fourth quarter.

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

During the second quarter of fiscal 2009, the Company recorded a $1.6 million impairment charge against the carrying values of long-lived assets. The Company reviewed individual store performance by projecting forecasted sales over each store’s remaining lease term, and calculating each store’s discounted cash flow. This discounted cash flow was compared to the carrying value of each store’s assets. For certain stores, this analysis resulted in an asset carrying value greater than the estimated discounted cash flow. The carrying value of these assets was written down to estimated fair value. In the second quarter of fiscal 2008, the Company recorded a $0.8 million impairment charge. No impairment charges were recorded during the third quarter of fiscal 2009 or 2008.

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

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

Vendor Allowances

The Company receives certain allowances from its merchandise vendors primarily related to distribution center handling expenses or defective merchandise. Agreements with vendors for these allowances apply to all shipments and sale of merchandise to the Company. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Vendor allowances included in cost of goods sold totaled $2.7 million and $2.9 million in the third quarter of fiscal 2009 and 2008, respectively, and $10.0 million and $10.2 million in the first nine months of fiscal 2009 and 2008, respectively.

Adoption of Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted this statement effective June 27, 2009. There was no material financial statement impact as a result of adoption.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement effective June 27, 2009. There was no material financial statement impact as a result of adoption.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement for financial assets and liabilities measured at fair value effective September 28, 2008. There was no material financial statement impact as a result of adoption. In accordance with the guidance of FSP No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. Non-financial assets and liabilities that are measured at fair value on a

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

1. Summary of Significant Accounting Policies (continued)

non-recurring basis include fixed assets and goodwill. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 4 for more information.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective September 28, 2008. During the first nine months of fiscal 2009, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

Pending Adoption of Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt this statement effective September 26, 2009, and does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.

2. Stock-Based Compensation

Stock Plan Activity

The Company’s Board of Directors and stockholders adopted the 2009 Equity Incentive Plan (the “2009 Plan”), effective as of April 28, 2009. The 2009 Plan is the successor to and continuation of the Company’s 1999

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Stock-Based Compensation (continued)

Equity Incentive Plan (the “1999 Plan”), as of the adoption date of the 2009 Plan. Prior to that time, the Company granted equity awards to certain of its employees and non-employee directors under the 1999 Plan, but no further grants may be granted under the 1999 Plan. All future equity awards will be granted under the 2009 Plan, including any restricted stock, restricted stock units, performance stock units and stock options to purchase common stock (at exercise prices equal to or greater than the market value of the common stock on the date of grant) to certain of the Company’s employees and non-employee directors, as the case may be. The 2009 Plan increased the Company’s share reserve by 2,575,000 shares. Restricted stock, restricted stock units and options generally vest ratably each year over three years and options expire after 10 years. Performance stock units issued under the 1999 Plan in the second quarter of fiscal 2009 vest ratably each year over four years, subject to the satisfaction of performance goals with a performance period of the Company’s 2009 fiscal year.

In the third quarter of fiscal 2009, the Company granted stock options covering a total of 62,500 shares and restricted stock covering an aggregate of 22,500 shares. In the first nine months of fiscal 2009, the Company granted stock options covering a total of 825,700 shares. In addition, the Company granted restricted stock covering an aggregate of 79,000 shares, restricted stock units covering an aggregate of 137,000 shares and performance stock units covering an aggregate of 53,500 shares. Of the 79,000 shares of restricted stock granted, 32,500 are subject to the achievement of a specified total shareholder return at the end of the three year vesting period as compared to certain peer group companies.

At June 27, 2009 there were a total of 4,543,243 shares authorized under the 2009 Plan, of which 1,762,417 were outstanding—including 89,334 unvested shares of restricted stock, 137,000 unvested shares subject to restricted stock units and 53,500 unvested shares subject to performance stock units—and 2,780,326 were available for future issuance. In addition, there were 144,041 shares available for future purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) at June 27, 2009.

The Company recognized the following stock-based compensation expense under the 1999 Plan, the 2009 Plan and ESPP as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009 (13 weeks)	June 28, 2008 (13 weeks)	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Cost of goods sold	$137,147	$149,050	$434,129	$467,626
Selling, general and administrative expenses	116,954	626,042	1,324,246	1,848,298

Compensation expense	$254,101	$775,092	$1,758,375	$2,315,924

During the quarter ended June 27, 2009, the Company adjusted estimated forfeitures resulting in a decrease in compensation expense of approximately $350,000.

As of June 27, 2009, there was $3.7 million (before any related tax benefit) of total unrecognized compensation expense related to non-vested stock-based compensation that is expected to be recognized over a weighted average period of 1.5 years.

3. Net Income Per Common Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is calculated by dividing the net income for the period by the weighted average outstanding common shares during the period. Diluted net income per share is calculated by dividing the net

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income Per Common Share (continued)

income for the period by the weighted average outstanding shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares subject to restricted stock, restricted stock units or performance stock units that vest, or become issuable upon the exercise of stock options during the period. The Company excludes stock options from the calculation of diluted earnings per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. The following table reconciles net income and share amounts utilized to calculate basic and diluted net income per common share.

	Three Months Ended		Nine Months Ended
	June 27, 2009 (13 weeks)	June 28, 2008 (13 weeks)	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Net income	$6,255,621	$6,576,547	$2,524,782	$24,810,579

Weighted average number of shares:
Basic	20,935,758	20,989,953	20,917,099	23,609,819
Effect of dilutive stock options	87,378	114,286	285	105,915
Effect of dilutive restricted shares	272,416	63,755	218,407	55,907

Diluted	21,295,552	21,167,994	21,135,791	23,771,641

Net income per share:
Basic	$0.30	$0.31	$0.12	$1.05
Effect of dilutive stock options	—	—	—	(0.01)
Effect of dilutive restricted shares	(0.01)	—	—	—

Diluted	$0.29	$0.31	$0.12	$1.04

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 27, 2009 (13 weeks)	June 28, 2008 (13 weeks)	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Anti-dilutive options	854,553	837,951	1,531,609	847,890

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

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) as of June 27, 2009:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value in the consolidated balance sheet
Money Market Funds	$53,606,042	$—	$—	$53,606,042

Total Assets at Fair Value	$53,606,042	$—	$—	$53,606,042

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

On June 11, 2008, a complaint was filed against the Company in the Superior Court for the state of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and

CHARLOTTE RUSSE HOLDING, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5. Commitments and Contingencies (continued)

attorneys’ fees. The Company filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. On March 25, 2009, the Company filed a motion in response to the amended complaint, which was denied. The Company has sought writ review of that ruling from the California Court of Appeal. To date, the California Court of Appeal has not ruled on the Company’s writ petition. The parties are currently engaged in discovery. The Company intends to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing.

On June 4, 2009, the Company filed a lawsuit in the Superior Court for the State of California, County of San Diego (the “San Diego Action”), against AuBeta Networks Corporation (“AuBeta”) and Telekenex, Inc. (“Telekenex”) that seeks declaratory and injunctive relief related to a contract for internet data services between AuBeta and the Company (AuBeta has assigned the contract to Telekenex). On or about June 11, 2009, Telekenex filed a complaint against the Company in the Superior Court for the State of Washington, King County (the “Washington Action”). To date, the Washington Action has not been served on the Company. The Washington Action asserts breach of the same contract at issue in the San Diego Action and seeks damages in the amount of $1.1 million. The Company denies any liability and intends to vigorously pursue its claims in the San Diego Action and its defenses in the Washington Action. The outcomes of the San Diego Action and Washington Action are uncertain, and no amounts have been accrued with respect to these matters as of the date of this filing.

As of the date of this filing, the Company is not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

6. Income Tax

The Company’s projected annual effective tax rate for fiscal 2009 is approximately 43.0%. The effective tax rate for the third quarter of fiscal 2009 was 42.6% after certain discrete items.

Included in the unrecognized tax benefits of $1.1 million at June 27, 2009, was $0.7 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $0.2 million of interest and penalties associated with uncertain tax positions as of June 27, 2009.

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

OVERVIEW

We are a growing, mall-based specialty retailer of fashionable, value-priced apparel and accessories. We are focused on providing exciting, fashion-forward merchandise that appeals to customers across age and socioeconomic boundaries, with a core emphasis on the lifestyle trends of young women in their teens and twenties. Our stores offer merchandise at value-oriented prices and the majority of our merchandise is sold under our proprietary Charlotte Russe labels, including Charlotte Russe, Refuge and blu Chic. The remainder of our merchandise consists of nationally-recognized brands popular with our customers. As of June 27, 2009, we operated 501 Charlotte Russe stores throughout 45 states and Puerto Rico.

RECENT EVENTS

Strategic Development

In March 2009, KarpReilly Capital Partners, L.P., or KarpReilly, nominated a slate of three directors to be elected at our 2009 Annual Meeting of Stockholders, or the Annual Meeting. We have a non-classified Board of Directors consisting of five non-employee directors and two employee directors. All seven directors were up for reelection at the Annual Meeting. In April 2009, KarpReilly announced that it was withdrawing its slate of nominees for election at the Annual Meeting, in view of the reports issued by RiskMetrics Group and Glass Lewis & Co., which recommended that stockholders support the incumbent nominees. The Annual Meeting took place on Tuesday, April 28, 2009, at which time all incumbent members of the Board of Directors were re-elected.

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

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.4	73.3	76.2	73.2

Gross profit	27.6	26.7	23.8	26.8
Selling, general and administrative expenses	22.2	21.4	22.9	20.7
Impairment of long-lived assets	0.0	0.0	0.2	0.1

Operating income	5.4	5.3	0.7	6.0
Interest income, net	—	0.2	—	0.4
Other charges, net	—	—	—	—

Income before income taxes	5.4	5.5	0.7	6.4
Income tax expense	2.3	2.1	0.3	2.4

Net income	3.1%	3.4%	0.4%	4.0%

Charlotte Russe stores open at end of period	501	469	501	469

Three Months Ended June 27, 2009 Compared to the Three Months Ended June 28, 2008

Net Sales. Our net sales increased to $202.7 million from $193.2 million, an increase of $9.5 million, or 4.9%, over the same quarter last year. This increase reflects $16.0 million of additional net sales from seven new stores opened during the third quarter of fiscal 2009 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was partially offset by a 3.6% decrease in comparable store sales, which resulted in $6.5 million of lower sales compared to the same quarter last year.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes buying, distribution and occupancy costs. Our gross profit increased to $56.0 million from $51.6 million, an increase of $4.4 million, or 8.4%, over the same quarter last year. This increase in gross profit was primarily the result of higher initial mark ups and lower markdowns. As a percentage of net sales, gross profit increased to 27.6% from 26.7%, or 0.9 percentage points, from the same quarter last year. The increase in gross profit as a percentage of net sales was principally due to a decrease in markdowns (0.9 percentage point impact) and shrinkage (0.3 percentage point impact) as a result of better inventory management, and an increase in initial mark up (0.8 percentage point impact) associated with a more refined buying process. These favorable factors were partially offset by the deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (0.6 percentage point impact) and expenses related to the processing of e-commerce transactions (0.5 percentage point impact).

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $45.1 million from $41.3 million, an increase of $3.8 million, or 9.2%, over the same quarter last year. This increase in amount was primarily attributable to higher marketing spend, expenses for proxy solicitation and management transition, as well as costs associated with the review of strategic alternatives and subsequent sale process. As a percentage of net sales, selling, general and administrative expenses increased to 22.2% from 21.4%, or 0.8 percentage points, from the same quarter last year. The increase in expenses as a percentage of net sales was due to expenses for proxy solicitation and management transition, as well as costs associated with the review of strategic alternatives and subsequent sale process (0.6 percentage point impact) and higher marketing expenses associated with a change in marketing strategy (0.5 percentage point impact), partially offset by the net impact of all other factors (0.3 percentage point impact).

Transition and Other Costs. Included in selling, general and administrative expenses in the second quarter of fiscal 2009 were cash charges of $1.3 million related to expenses for proxy solicitation and management transition, as well as costs associated with the review of strategic alternatives and subsequent sale process. There were no such costs in the third quarter of fiscal 2008.

Income Taxes. Our effective tax rate was 42.6% for the third quarter of fiscal 2009 compared to 38.3% in the same quarter last year. The increase of our effective tax rate is primarily due to a fiscal 2008 reversal of tax accruals and deferred tax assets after the completion and filing of tax returns for fiscal 2008 and fiscal 2009 expenses anticipated to be in excess of amounts deductible for income tax purposes.

Net Income. The Company’s net income decreased to $6.3 million from $6.6 million, a decrease of $0.3 million, or 4.9% over the same quarter last year. The decrease was primarily due to higher rent and occupancy, higher marketing spend and the impact of transition costs related to expenses for proxy solicitation and management transition, as well as costs associated with the review of strategic alternatives and subsequent sale process. These unfavorable factors were partially offset by higher initial mark ups and lower markdowns.

Nine Months Ended June 27, 2009 Compared to the Nine Months Ended June 28, 2008

Net Sales. Our net sales increased to $634.6 million from $616.5 million, an increase of $18.1 million, or 2.9%, over the corresponding period last year. This increase reflects $59.2 million of additional net sales from 16 new stores opened during the first nine months of fiscal 2009 and the net sales from stores opened in prior fiscal years that did not qualify as comparable stores. The increase in net sales was partially offset by a 7.1% decrease in comparable store sales, which resulted in $41.1 million of lower sales compared to the corresponding period last year.

Gross Profit. Our gross profit decreased to $151.3 million from $165.2 million, a decrease of $13.9 million, or 8.4%, over the corresponding period last year. This decrease in gross profit was primarily the result of higher markdowns and higher rent and occupancy costs. As a percentage of net sales, gross profit decreased to 23.8% from 26.8%, or 3.0 percentage points, from the corresponding period last year. The decrease in gross profit as a percentage of net sales was principally due to deleveraging of store rent and occupancy costs as these expenses increased more than the increase in average store sales volume (1.8 percentage point impact), higher markdowns (1.5 percentage point impact), expenses related to the processing of e-commerce transactions (0.4 percentage point impact) and all other factors (0.2 percentage point impact). These unfavorable factors were partially offset by an increase in initial mark up (0.6 percentage point impact) associated with a more refined buying strategy and a decrease in shrinkage (0.3 percentage point impact) as a result of better inventory management.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $145.4 million from $127.4 million, an increase of $18.0 million, or 14.1%, over the corresponding period last year. This increase in amount was attributable to new store expansion, specifically higher store payroll and operating expenses and transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process, and increased marketing spend. As a percentage of net sales, selling, general and administrative expenses increased to 22.9% from 20.7%, or 2.2 percentage points, from the corresponding period last year. The increase in expenses as a percentage of net sales was attributable to new store expansion, specifically higher store payroll and operating expenses, (1.2 percentage point impact), expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process (0.8 percentage point impact) and higher marketing related expenses (0.3 percentage point impact) associated with a change in marketing strategy, partially offset by the net impact of all other factors (0.1 percentage point impact).

Impairment of Long-Lived Assets. We recorded a $1.6 million non-cash asset impairment charge during the first nine months of fiscal 2009 compared to $0.8 million in the corresponding period last year. In fiscal 2009, these charges were primarily attributable to two Charlotte Russe stores and were based on our recoverability assessments of the carrying value of long-lived assets conducted in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Transition and Other Costs. Included in selling, general and administrative expenses in fiscal 2009 were cash charges of $5.0 million related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process. There were no such costs in the first three quarters of fiscal 2008.

Income Taxes. Our effective tax rate was 45.8% for the first three quarters of fiscal 2009 compared to 36.8% for the first three quarters of fiscal 2008. Our annual effective tax rate is anticipated to be 43.0%.

Net Income. The Company’s net income decreased to $2.5 million from $24.8 million, a decrease of $22.3 million, or 89.8% over the corresponding period last year. The decrease was primarily due to lower gross margins, higher store operating expenses, including rent and occupancy, and the impact of transition costs related to expenses for proxy solicitation, management transition and severance, as well as costs associated with the review of strategic alternatives and subsequent sale process.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary consistent with the seasonality of our business. Our capital requirements result primarily from capital expenditures related to new store openings and remodels. We have historically satisfied our cash requirements principally through cash flow from operations. Due to the rapid turnover of our inventory, we generate trade payables and other accrued liabilities sufficient to offset most of our working capital requirements, and this allows us to generally operate with limited working capital investment. As of June 27, 2009, we had working capital of approximately $72.9 million, which included cash and cash equivalents of $60.0 million. Our cash equivalents have a weighted average maturity of 45 days and an average credit quality of AAA as defined by Moody’s. At June 27, 2009, all cash equivalents are invested in money market funds with an objective of seeking current income consistent with capital preservation and maintenance of a high degree of liquidity. These funds purchase only first-tier securities including obligations issued by the U.S. Treasury and foreign governments, commercial paper and notes and bonds issued by U.S. and foreign corporations. At June 27, 2009, we did not hold auction rate securities.

The following chart provides a summary of our sources and uses of cash during the first nine months of fiscal 2009 and 2008:

	Nine Months Ended
	June 27, 2009 (39 weeks)	June 28, 2008 (39 weeks)
Net cash provided by operating activities	$31,624,949	$91,252,829
Net cash used in investing activities	(17,247,202)	(38,899,190)
Net cash provided by/(used in) financing activities	151,783	(74,663,792)

Change in cash position	$14,529,530	$(22,310,153)

During the first nine months of fiscal 2009, our net cash provided by operations decreased $59.6 million versus the same period of the prior fiscal year. The decrease was due to a lower net income recognized in the first nine months of fiscal 2009 compared to the corresponding period of the prior year ($22.3 million), differences in the timing of payments between the periods ($12.9 million), a decrease in landlord construction allowances ($12.9 million), differences in the timing of rent payments ($10.8 million) and the net impact of other factors ($0.7 million).

Net cash used in investing activities primarily consists of capital expenditures. It decreased $21.7 million during the first nine months of fiscal year 2009 as a result of reduced spending on capital expenditures and 16 stores opened in the first nine months of fiscal year 2009 as compared to 39 stores opened in the corresponding period last year.

Net cash provided from financing activities primarily consists of cash, income tax benefits associated with stock options and purchases through the Company’s employee stock purchase plan. It increased by $74.8 million in the first nine months of fiscal 2009 compared to the prior year period largely due to the purchase in April 2008 of 4,080,000 shares of our common stock in a modified “Dutch Auction” tender offer. The shares were purchased at a price of $18.00 per share, for a total cash expenditure of $75,390,000, including fees and expenses related to the tender offer. The increase was partially offset by a decline in the number of stock option exercises during the first nine months of 2009 versus the same period in fiscal 2008.

We expect to continue to invest in capital expenditures to support our growth. After taking into account new store construction, existing store remodeling and other corporate capital projects, primarily related to information technology, total capital expenditures for fiscal 2009 are projected to be approximately $30.4 million. Of that amount, $15.4 million will be used for new stores, $5.6 million will be used for remodels and other store related capital items and $9.4 million will be used for corporate, information technology and other projects. During the first nine months of fiscal 2009, total capital expenditures totaled $17.2 million. Of that amount $7.9 million was used for new stores, $3.1 million was used for remodels and other store related capital items and $6.2 million was used for corporate, information technology and other projects. In the first nine months of fiscal 2009, we opened 16 stores, bringing our total square footage to 3,546,000 as of June 27, 2009, and closed two stores. Consistent with our new strategic plan, we are taking a conservative and thoughtful approach to new store development. We expect to open 20 new stores in fiscal 2009, reflecting our decision to pull back from the aggressive pace of recent years as we focus on improving the productivity of our existing stores and driving enhanced performance.

We currently have a $40.0 million secured revolving credit facility, referred to as the Credit Facility, with Bank of America, N.A., which expires on June 30, 2010. Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit of $40.0 million less any outstanding letters of credit, and we have set the initial loan ceiling amount at $30.0 million. Interest on the Credit Facility is payable quarterly, at our option, at either (i) the Bank’s prime rate plus 0.50% to 1.00% or (ii) 1.00% to 1.50% over the average interest settlement rate for deposits in the London interbank market banks, subject to certain adjustments. Our ability to receive loan advances under the Credit Facility is subject to our continued compliance with various covenants, representations and warranties, and conditions, including but not limited to negative covenants against the incurrence of debt or liens. The Credit Facility also contains events of default customary for facilities of this type and provides that, upon the occurrence of an event of default, payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. Pursuant to this agreement, we and our wholly-owned subsidiaries have (i) provided an unconditional guarantee of the full and punctual payment of obligations under the Credit Facility, (ii) pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Facility and (iii) granted a security interest in essentially all of our personal property as security for the full payment and performance of our obligations under the Credit Facility. At June 27, 2009, there was $8.6 million outstanding under the Credit Facility to secure letters of credit and we were in compliance with the terms of the bank credit agreement. As of June 27, 2009, we had $21.4 million of borrowing availability under the Credit Facility.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Our commitment to make future payments under long-term contractual obligations and commercial obligations as of June 27, 2009, was as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases	$541,523	$84,716	$160,121	$131,793	$164,893
Purchase commitments	85,270	31,520	35,000	18,750	—

	$626,793	$116,236	$195,121	$150,543	$164,893

Commercial Obligations
Documentary letters of credit	$6,802	$6,802	$—	$—	$—
Standby letters of credit	1,759	1,759	—	—	—

	$8,561	$8,561	$—	$—	$—

Liabilities associated with uncertain tax positions, currently estimated at $1.3 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

During fiscal 2006, we sold lease rights for 43 locations that were formerly operated as Rampage stores to Forever 21 Retail, Inc., and its parent company guaranteed its obligations under the leases it assumed. In the event of default, we could be liable for obligations associated with 39 real estate leases which have future lease payments (undiscounted) of approximately $27.1 million through the end of fiscal 2016 which are not reflected in the tables above. The scheduled future minimum rentals for these leases over the next year, one to three years, three to five years, and thereafter are $8.4 million, $12.6 million, $5.1 million and $1.0 million, respectively. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of June 27, 2009.

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

We receive certain allowances from our merchandise vendors primarily related to distribution center handling expenses or defective merchandise. Agreements with vendors for these allowances apply to each shipment and sale of merchandise to Charlotte Russe. These allowances are reflected as a reduction of merchandise inventory in the period they are received and allocated to cost of sales during the period in which the items were sold. Vendor allowances included in cost of goods sold totaled $2.7 million and $10.0 million in the third quarter and first nine months of fiscal 2009, respectively.

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

During the first quarter of fiscal 2009, we concluded that events had occurred and circumstances had changed, that may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in our stock price, continued deterioration in the retail marketplace, and the related impact the current retail marketplace had on our expectations for future revenues. As a result, we performed an interim assessment of goodwill for impairment in the first quarter of fiscal 2009. Included in the interim testing was a review of our fair market value as compared to the carrying value of our assets using a discounted cash flow model. The significant factors and assumptions we used in our discounted cash flow analysis included: earnings before interest, taxes, depreciation and amortization, or EBITDA, the discount rate used to calculate the present value of future cash flows and future capital expenditures. EBITDA assumptions included sales growth assumptions based on our historical sales trends, as well as gross margin and selling, general and administrative expense growth assumptions based on the historical relationship of those measures compared to sales, adjusting for the current economic conditions. We also considered as an indicator of fair market value our total market capitalization based on the trading price of our common stock as of December 27, 2008. However, given the extreme volatility in the stock market during the quarter ended December 27, 2008, as well as the impact that the credit crisis and the recession had on the stock market during that period, and the fact that the carrying value of our assets did not exceed our total market capitalization during any period prior to the first quarter of fiscal 2009, we concluded that it was appropriate to place more reliance on fair market value as calculated by our discounted cash flow model in evaluating goodwill impairment as of December 27, 2008, rather than the total market capitalization. Our assessment concluded that step 2 was not required and no impairment of goodwill existed as of December 27, 2008, as the fair value exceeded carrying value.

During the second quarter of fiscal 2009, these indicators began to improve, and we determined that an interim assessment of goodwill for impairment was not warranted. On March 12, 2009, we announced that our Board of Directors had instructed our financial advisor to initiate a sale process. Additionally, beginning in January 2009, our fair market value as indicated by our stock price began to improve, and although the retail marketplace in general has not improved significantly, our results in the latter part of the second quarter were improving. These trends continued into the third quarter, and at June 27, 2009, total market capitalization based on the trading price of our common stock exceeded our net book value. We will perform our annual impairment analysis in the fourth quarter.

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

During the second quarter of fiscal 2009, we recorded a $1.6 million impairment charge against the carrying values of long-lived assets. We reviewed individual store performance by projecting forecasted sales over each store’s remaining lease term, and calculating each store’s discounted cash flow. This discounted cash flow was compared to the carrying value of each store’s assets. For certain stores, this analysis resulted in an asset carrying value greater than the estimated discounted cash flow. The carrying value of these assets was written down to estimated fair value. During the second quarter of fiscal 2008, we recorded a $0.8 million impairment charge. No impairment charges were recorded during the third quarter of fiscal 2009 or 2008.

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

We also grant restricted stock units and performance stock units. The fair value of the restricted stock units is the price of the stock on the date of award multiplied by the number of shares awarded. The total fair value is recognized ratably over the period from the date of the award until the date the shares are unrestricted after the period of the requisite service. The fair value of the performance stock units is the price of the stock on the date of award multiplied by the number of shares awarded, adjusted for the expected outcome of the performance based condition. The expected outcome is based on an assessment of the probability that the performance condition will be achieved. The fair value of the shares is established upon award and is recognized ratably from the date it is determined that the achievement of the performance condition is probable, until the date the shares are unrestricted. The probability of the achievement of the performance condition is reviewed quarterly and an adjustment is made to compensation expense if there is any change in the expected outcome.

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

Effective September 30, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48. In accordance with FIN 48, we recognize tax benefits only when it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Off-Balance Sheet Arrangements

As of June 27, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 of our consolidated financial statements included herein for the quarter ended June 27, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, the Credit Facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 27, 2009, we had $8.6 million outstanding under the Credit Facility to secure letters of credit.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2009 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our third fiscal quarter ended June 27, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.

On June 11, 2008, a complaint was filed against us in the Superior Court for the state of California, County of Los Angeles, by two former store employees (Shannon Palm and Kayla Lovato). The complaint is styled as a class action and the causes of action arise out of allegations of failure to pay overtime compensation, failure to provide meal and rest breaks, requiring employees to purchase store product and violations relating to form of payment of wages. The complaint seeks unspecified damages, penalties and attorneys’ fees. We filed a motion for judgment on the pleadings to preclude the majority of the claims from proceeding as a class action. The motion was granted with leave to amend the complaint. On or about December 22, 2008, the plaintiffs filed an amended complaint. On March 25, 2009, we filed a motion in response to the amended complaint, which was denied. We have sought writ review of that ruling from the California Court of Appeal. To date, the California Court of Appeal has not ruled on our writ petition. The parties are currently engaged in discovery. We intend to vigorously defend the case. The outcome of this action is uncertain, and no amounts have been accrued with respect to this matter as of the date of this filing. As of the date of this filing, we are not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

On June 4, 2009, we filed a lawsuit in the Superior Court for the State of California, County of San Diego (the “San Diego Action”), against AuBeta Networks Corporation (“AuBeta”) and Telekenex, Inc. (“Telekenex”) that seeks declaratory and injunctive relief related to a contract for internet data services between AuBeta and us (AuBeta has assigned the contract to Telekenex). On or about June 11, 2009, Telekenex filed a complaint against us in the Superior Court for the State of Washington, King County (the “Washington Action”). To date, the Washington Action has not been served on us. The Washington Action asserts breach of the same contract at issue in the San Diego Action and seeks damages in the amount of $1.1 million. We deny any liability and intend to vigorously pursue our claims in the San Diego Action and our defenses in the Washington Action. The outcomes of the San Diego Action and Washington Action are uncertain, and no amounts have been accrued with respect to these matters as of the date of this filing.

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

We intend to continue to open new stores, which could strain our resources and cause us to operate our business less effectively.*

Our growth will largely depend on successfully opening and operating new stores. We opened seven new Charlotte Russe stores and closed two stores in the third quarter of fiscal 2009. Year to date, we have opened 16 new stores and closed two stores. This represented a 3% increase from the number of Charlotte Russe stores open at the end of fiscal 2008. We intend to continue to increase our number of Charlotte Russe stores for at least the next several years, although we expect to modulate our growth rate in the near term due to the challenging economic climate at the present time and consistent with our new strategic plan.

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

We rely on our management team to implement our business strategy successfully.*

Our success depends to a significant extent upon the services of our key personnel, including senior management, who are “at will” employees and make significant contributions to our business. In the first quarter of fiscal 2009, we hired three new executive officers and promoted two members of management to executive officer positions. This management team is focused on pursuing our strategic plan and executing on its key areas. If any of our key personnel were to leave us, such a loss could reduce future sales, increase costs or both. Our success in the future will also depend upon our ability to attract, integrate, train and retain talented and qualified personnel.

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

On April 28, 2009, our Annual Meeting of Stockholders was held in San Diego, California. 14,071,878 votes were tendered at the Annual Meeting, representing 67% of the 20,999,870 shares outstanding and entitled to vote. The following matters were addressed at the Annual Meeting:

(1)	The election of seven directors to hold office until the 2010 Annual Meeting of Stockholders.

For Michael J. Blitzer, the voting results were as follows:

For: 13,474,083

Withhold: 597,795

For Paul R. Del Rossi, the voting results were as follows:

For: 13,473,583

Withhold: 598,295

For Emilia Fabricant, the voting results were as follows:

For: 13,575,275

Withhold: 496,603

For John D. Goodman, the voting results were as follows:

For: 13,474,464

Withhold: 597,414

For Herbert J. Kleinberger, the voting results were as follows:

For: 13,474,360

Withhold: 597,518

For Leonard H. Mogil, the voting results were as follows:

For: 13,574,952

Withhold: 496,926

For Jennifer C. Salopek, the voting results were as follows:

For: 12,918,252

Withhold: 1,153,626

(2)	The approval of the Charlotte Russe Holding, Inc. 2009 Equity Incentive Plan. The voting results were as follows:

For: 9,833,037

Against: 4,232,421

Abstain: 6,420

(3)	The ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending September 26, 2009. The voting results were as follows:

For: 13,646,214

Against: 425,363

Abstain: 301

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of Charlotte Russe Holding, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement 333-84297 filed October 15, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of Charlotte Russe Holding, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement 333-84297 filed October 15, 1999)

3.3	Amended and Restated Bylaws of Charlotte Russe Holding, Inc. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 5, 2008)

10.1	Charlotte Russe Holding, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to our Form 8-K filed May 4, 2009)

10.2	First Amendment to Amended and Restated Offer Letter dated May 18, 2009, by and between Charlotte Russe Holding, Inc. and Frederick G. Silny

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 22nd day of July, 2009.

CHARLOTTE RUSSE HOLDING, INC.

By:	/S/ JOHN D. GOODMAN
John D. Goodman
Chief Executive Officer